Form 10QSB
period 2000-03-31
ORION TECHNOLOGIES INC
filed 2000-06-01
CIK 1047174

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             -----------------------



                                   FORM 10-QSB


(MARK ONE)
         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


         [ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF EXCHANGE
                        ACT

                               COMMISSION FILE NUMBER 000-29673


                            ORION TECHNOLOGIES, INC.
                            ------------------------
           (Name of small business issuer as specified in its charter)

              NEVADA                                                                                    88-0369588
              ------                                                                                    ----------
  (State or other jurisdiction of                                                                      (IRS Employer
  incorporation or organization)                                                                    Identification No.)


                          1800 DIAGONAL ROAD, SUITE 300
                           ALEXANDRIA, VIRGINIA 22314
                           --------------------------
                    (Address of principal executive offices)

                                 (703) 299-0500
                                 --------------
                           (Issuer's telephone number)



                             -----------------------



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. [ ] Yes        [X] No


As of March 31, 2000, 4,213,063 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one): [ ]  Yes     [X]  No

                            ORION TECHNOLOGIES, INC.

                                   FORM 10-QSB

                                      INDEX


PART I - FINANCIAL INFORMATION                                                                                               PAGE
                                                                                                                             ----
Item 1.                 Financial Statements (Unaudited)

                        Consolidated Balance Sheets as of
                        March 31, 2000 and December 31, 1999...................................................................1

                        Consolidated Statement of Operations for the
                        Three Months Ended March 31, 2000......................................................................2

                        Consolidated Statement of Cash Flows for the
                        Three Months Ended March 31, 2000......................................................................3

                        Notes to Consolidated Financial Statements.............................................................4

Item 2.                 Management's Discussion and Analysis of Financial Condition
                        and Results of Operations..............................................................................7



PART II - OTHER INFORMATION

Item 1.                 Legal Proceedings.....................................................................................11

Item 2.                 Changes in Securities and Use of Proceeds.............................................................11

Item 3.                 Defaults Upon Senior Securities.......................................................................11

Item 4.                 Submission of Matters to a Vote of Security Holders...................................................11

Item 5.                 Other Information.....................................................................................11

Item 6.                 Exhibits and Reports on Form 8-K......................................................................11


PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                            ORION TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                        March 31,                December 31,
                                                                                          2000                       1999
                                                                                          ----                       ----
                                     ASSETS
Current assets:
      Cash and cash equivalents............................................      $         51,834           $           81,217
      Accounts receivable, net ............................................                 1,031                        4,532
      Prepaid assets and other.............................................                28,624                       34,046
                                                                                 ----------------             ----------------
            Total current assets...........................................                81,489                      119,795

Property and equipment, net ...............................................               315,222                      339,546
Note receivable............................................................               250,000                            -
Goodwill, net .............................................................             1,815,866                    1,980,945
Investment in joint venture................................................               100,000                            -
Other .....................................................................                 5,000                        5,000
                                                                                 ----------------           ------------------
            Total assets...................................................      $      2,567,576           $        2,445,286
                                                                                 ================           ==================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable.....................................................               402,391                      297,588
      Accrued liabilities .................................................               107,383                      259,284
      Due to OIF...........................................................                78,716                            -
                                                                                 -----------------          ------------------
            Total current liabilities......................................               588,490                      556,872

Stockholders' equity :
      Preferred stock, no par value, 2,500,000 shares
      authorized; 65,000 shares issued  and outstanding
      in 2000 and 1999, respectively.......................................               135,328                      135,328
      Common stock, $0.01 par value, 100,000,000 shares
      authorized;4,213,063 and 3,089,508 shares issued and
      outstanding in 2000 and 1999, respectively...........................                 4,213                        3,090
      Additional capital...................................................            35,903,060                   34,985,443
      Accumulated deficit..................................................           (34,079,333)                 (33,185,438)
      Accumulated other comprehensive loss.................................                15,818                      (50,009)
                                                                                 ----------------           -------------------
            Total stockholders' equity.....................................             1,979,086                    1,888,414
                                                                                 ----------------           -------------------

            Total liabilities and stockholders' equity.....................      $      2,567,576           $        2,445,286
                                                                                 ================           ===================


See accompanying notes to consolidated financial statements.

                            ORION TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)

Revenues....................................................................     $     27,630

General and administrative expense..........................................           619,745
Amortization and depreciation...............................................           301,175
                                                                                   ------------

Operating Loss..............................................................        (  893,290)
Interest expense............................................................        (      604)
                                                                                  -------------

Net loss....................................................................        (  893,894)
Preferred stock dividend....................................................        (    7,620)
                                                                                  -------------

Net loss available to common stockholders...................................     $  (  901,514)
                                                                                 ==============

Loss per common share - Basic and Diluted ..................................     $(       0.25)
                                                                                 ==============

Weighted shares outstanding - Basic and Diluted.............................         3,604,443
                                                                                 ==============



See accompanying notes to consolidated financial statements.

                            ORION TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)

Cash flows from operating activities:
Net loss.....................................................................................      $ (  893,894)
Adjustments to reconcile net loss to cash used in operations:
      Depreciation and amortization..........................................................           301,175
      Changes in operating assets and liabilities:
            Increase in accounts receivable..................................................             3,501
            Increase in prepaid expenses.....................................................             5,422
            Advance from OIF.................................................................            78,716
            Increase in accounts payable.....................................................           105,531
            Decrease in accrued expenses.....................................................          (159,161)
                                                                                                   -------------

Net cash used in operating activities........................................................         ( 558,710)
                                                                                                   -------------
Cash from investing activities:
            Investment in joint venture......................................................         ( 100,000)
            Cash lent to acquisition candidate...............................................         ( 250,000)
                                                                                                   -------------

      Net cash used in investing activities..................................................         ( 350,000)
                                                                                                   -------------

Cash from financing activities:
      Proceeds from issuance of common stock.................................................           813,500
                                                                                                   ------------

Net cash provided from financing activities..................................................           813,500
                                                                                                   ------------

Effect of exchange rate changes on cash .....................................................            65,827
                                                                                                   -------------

Net decrease in cash and cash equivalents....................................................          ( 29,383)

Cash and cash equivalents, beginning of period...............................................            81,217
                                                                                                   -------------

Cash and cash equivalents, end of period.....................................................      $     51,834
                                                                                                   =============
Supplemental Cash Flow Information:

Non-Cash Investing Activities:

Issuance of 25,000 shares of common stock as payment
for the acquisition of Hancock Holdings, Inc.                                                      $    112,500
                                                                                                   =============





See accompanying notes to consolidated financial statements.

                            ORION TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of Orion Technologies, Inc., (the "Company") include the accounts of its wholly owned subsidiaries EZ Electronic Payment Systems (EZ Elektronische Zahlungssysteme GmbH) ("EZ") and EPS Electronic Processing (EPS Elektronische Processing Systems GmbH) ("EPS"), Globalinx Corporation ("Globalinx"), and Hancock Holdings, Inc.

The Company is an international holding company concentrating on acquiring and developing companies engaged in Internet and telecommunications-based technologies and services for electronic commerce and business-to-business markets. The Company is focusing its efforts on two lines of business - e-commerce, including electronic point of sale systems and telecommunications. However, at March 31, 2000 the Company operated in only one segment.

Significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of the Company's management, the interim condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The interim condensed consolidated financial statements should be read in conjunction with the Company's December 31, 1999 audited financial statements included with the Company's filing on Form 8-K/A filed with the Securities and Exchange Commission on or about May 31, 2000. The interim operating results are not necessarily indicative of the operating results for the full fiscal year.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets, and the satisfaction of liabilities in the normal course of business. The Company has experienced net loss since its inception. Although the Company expects operating results to improve, there can be no assurances that the Company will not experience adverse results of operations in the future. The Company believes that its existing cash, the anticipated cash flows from proposed 2000 operations, and additional planned capital fund raising activities should provide sufficient resources to fund its activities in 2000. The Company's continuation as a going concern is dependent upon its ability to raise additional financing and to successfully develop and introduce its products to market. These factors among others may indicate that the Company will be unable to continue as a going concern. The Company is actively pursuing additional equity financing to provide the necessary funds for working capital and to obtain the necessary funds for planned acquisitions and strategic partnerships. As described in Note 3, the Company entered into a Funding and Subscription Agreement under which up to $4,500,000 will be provided to the Company, which management believes will be sufficient to meet its operating plans.

A statement of operations and statement of cash flows for the comparative interim period ended March 30, 1999 are unavailable. The results of operations for the period ended March 30, 1999 would only reflect the limited activities of Orion Canada, a subsidiary which we divested of on June 15, 1999. Due to the divestiture and the subsequent departure of Orion Canada's management, we are unable to prepare or provide comparative financial statements for the interim period of the previous year as required by Item 310 of Regulation S-B. The preparation of such statements would require an unreasonable expense and effort due to Orion Canada's financial information being maintained by parties no longer affiliated with us.

NOTE 2 - BUSINESS ACQUISITIONS

On February 22, 2000, the Company acquired all of the issued and outstanding capital stock of Hancock Holdings, Inc. ("Hancock") from the shareholders of Hancock in a pro rata exchange for an aggregate of 150,000 shares of the Company's common stock. As a result of the share exchange, Hancock became a wholly-owned subsidiary of the Company. Upon the effectiveness of the acquisition, pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, the Company became the successor issuer to Hancock for reporting purposes under the Securities Exchange Act of 1934. Prior to its acquisition by the Company, Hancock was a publicly reporting shell company with substantially no assets or liabilities, and no operations. The acquisition was accounted for under the purchase method of accounting. The Company recorded goodwill in connection with its acquisition of Hancock of $112,500. Subsequent to the acquisition of Hancock, the Company determined that there was no future economic benefit of the goodwill associated with Hancock and expensed the $112,500 to amortization expense.

On February 17, 2000, Company entered into a service agreement with MHE Projix, LLC ("MHE"), the former majority shareholder of Hancock. Under the terms of the agreement, MHE has agreed to provide assistance to Orion in locating a company for possible acquisition; to provide advice to the Company for the acquisition of such company; assist the Company in maintaining its listing on the OTCBB; and assist the Company with preparation and filing of the any necessary regulatory filings related to an acquisition. In consideration for providing such services, MHE received a consulting fee of $110,000.

In January 2000, the Company entered into a joint venture agreement as a one-third partner to form Rodan Telecom Sp.zo.o located in Warsaw Poland. The other one-third partners are Zeto-Rodan Ltd. and GG Parkiet, both Polish companies. The Company has agreed to invest $350,000 in three installments in Rodan Telecom to acquire its one-third interest in the enterprise. The Company made its first installment of $100,000 in January 2000, will make its second installment of $150,000 in June 2000, and plans to make the third and final installment of $100,000 in July 2000.

In January 2000, the Company executed a non-binding letter of intent for the acquisition of a company in the business of providing security to point of sales transactions (the "Target Company"). As set forth in the letter of intent, it is contemplated that each share of Target Company common stock issued and outstanding would be converted into 0.3661 shares of Company Common Stock. In addition, the holder of each share of Target Company preferred stock issued and outstanding immediately prior to the acquisition will have the option to be converted to Target Company preferred stock into a promissory note with a principal amount equal to Ten Dollars ($10.00) multiplied by the number of shares of Target Company preferred stock being converted, and bearing simple interest at a rate of 8% per annum, with principal and interest due and payable on December 31, 2000, or converting each share of Target Company preferred stock into 2.5 shares of Orion Common Stock. There are 546,380 shares of common stock and 20,000 shares of preferred stock of Target Company outstanding.

In March 2000, the Company entered into a non-binding letter of intent for the acquisition of a 40% interest in a privately held affinity and network marketer of pre-paid telecommunications services located in Scottsdale, Arizona for $6,000,000, of which $1,000,000 will be paid in cash, with the remaining amount in Company common stock. As part of this agreement, the Company entered into a loan agreement and promissory note with this entity under which the Company has lent this entity a total of $250,000 as of March 31, 2000. Subsequent to March 31, 2000, the Company lent an additional $80,000. This note bears interest at 8%, is due on March 9, 2001, and is secured by the assets of the entity. In the event that the Company enters into a stock purchase transaction with this entity, the principle and accrued interest will be credited against the purchase price.

NOTE 3- STOCKHOLDERS' EQUITY

In March 2000, the Company entered into a Funding and Subscription Agreement (the "Agreement") with OIF Optimum Investment Finance AG ("OIF") for the sale of up to 1,000,000 shares of the Company common stock to OIF at a minimum of $4.00 per share, subject to adjustment as set forth in the Agreement. As part of this

Agreement, OIF has committed to provide working capital and operating funds of up to $3,000,000 to the Company in four quarterly installments of $750,000, beginning in May 2000. The Agreement also provides for OIF to provide the Company with up to $1,500,000 of additional funding for expansion by the Company through acquisitions, mergers or strategic partnerships. At of May 15, 2000, OIF has provided the Company $403,000 for the purchase of 89,566 shares of Company common stock under this Agreement.

NOTE 4- RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2000, the company incurred approximately $85,500in costs under its verbal Agreement with NewDominion Capital Group, Inc., a company controlled by Frans Heideman, the Company's chief executive officer. NewDominion provides the Company with office support, management and consulting services, including amounts paid for the services of Frans Heideman, and other business related services. At March 31, 2000, the Company had a payable of approximately $45,000 due to NewDominion.

Mr. Klaus Maedje, one of the Company's directors, also earns fees for preparing the accounting and tax reports for EZ. On May 12, 2000, Mr. Maedje agreed to convert the approximately $39,000 due him into 9,736 shares of the Company's common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements made by our management may be considered to be "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. Forward-looking statements are based on various factors and assumptions that include known and unknown risks and uncertainties. The words "believe," "expect," "anticipate" and "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such statements may include, but not be limited to, projections of revenues, income or loss, expenses, plans, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future results could differ materially from those described in forward-looking statements as a result of the risks set forth in the following discussion, among others.

Our financial statements have been presented on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has experienced losses since its inception. Although we expect operating results to improve, there can be no assurances that we will not experience adverse results of operation in the future.

Prior to May 30, 2000, our common stock was traded on the OTC, a service operated by the Nasdaq Stock Market, Inc. under the trading symbol "ORTG". Our common stock was removed from the OTC Bulletin Board in accordance with NASD Market Rule 6530. Our common stock is currently listed in the electronic pink sheets. We intend to re-list the common stock on the OTC Bulletin Board after the SEC has completed its review of this Form 8-K/A and any amendments required thereto.

OVERVIEW OF OUR BUSINESS AND RESULTS OF OPERATIONS

During 1999, we changed our focus, and as part of this change we acquired two German companies, EZ Electronic Payment Systems (EZ Elektronische Zahlungssysteme GmbH) ("EZ") and EPS Electronic Processing (EPS Elektronische Processing Systems GmbH) ("EPS") both engaged in the business of rental of point of sale equipment and processing transactions for electronic funds transfers at points of sales (EFT/POS). Our focus is on providing electronic commerce and telecommunications services. In December 1999, we formed Globalinx, a wholly owned subsidiary that is concentrating on providing integrated telecommunications services. Operations for both of these entities have only recently commenced. Before the development and expansion of these businesses, our business consisted of the operations of our subsidiary Orion Canada that was heavily focused on eCommerce in the banking business in Asia Pacific. We divested Orion Canada on June 15, 1999 due to its sustaining of material losses and our belief that such losses could not be easily remedied.

We are focusing on developing the infrastructure necessary to grow both our domestic and European EFT/POS and telecommunications operations, and we have incurred certain costs related to that development. Many of our lines of business are in their early stages of development. EZ is a relatively young company, it began generating revenue in 1997, and Globalinx, formed in late 1999, began generating revenue in April 2000.

As a part of our plan, in January 2000, we entered into a joint venture agreement as a one-third partner in Rodan Telecom Sp.zo.o located in Warsaw Poland. We have agreed to invest $350,000 in three installments in Rodan Telecom to acquire a one-third interest. We made our first installment of $100,000 in January 2000, plan to make its second installment of $150,000 in June 2000, and our third and final installment of $100,000 in July 2000. The other one-third partners are Zeto-Rodan Ltd. and CG Parkiet, both Polish companies. Zeto-Rodan has developed a comprehensive family of integrated software products designed for the Polish securities trading market. Over the past five years, these products have become the standard and are used by leading firms ranging from Polish banks to multinationals such as Credit Swiss First Boston, Citibrokerage S.A. and ING Baring, who collectively serve approximately 300,000 brokerage accounts in Poland. Parkiet is the leading business information publisher in Poland. They publish a daily paper and periodic magazine-style analysis of the Polish financial and economic markets and participate in a consortium of the leading financial publishers throughout the world. Rodan Telecom has developed a new service known as ParkietOnLine Professional, which we believe is the first of its kind in the Polish marketplace. The service allows users to monitor realtime buy and sell bids, trades, index values, and specific trade data, such as volume, in automatically updated tables and charts. In the future, Rodan Telecom plans to expand the ParkietOnLine service to offer its securities firm users the ability to provide on-line securities trading to their brokerage account customers. This enterprise began commercial service in March of 2000.

Also, in January 2000, we also entered into a non-binding letter of intent to acquire a company that manufactures and sells products and electronic systems that enhance the capabilities of Point of Sale (POS) equipment to verify individual transactions and document any evidence of theft. The equipment interfaces with cameras, video tape, and ATM or cash registers, to ensure the integrity and accuracy of transactions for retailers and banks. The market and customer base of the target company is similar to that of EZ (small to mid-size banks, retail and commercial businesses), although to date, the target has concentrated its marketing efforts in the United States. We are currently engaged in final negotiations of the acquisition documents prepared for this transaction. The acquisition documents currently provide for our issuance of up to 250,000 shares of our common stock as consideration for the target company. We believe that the target company will provide value added services to our electronic funds commerce/point of sale business and allow our family of companies to further capitalize on marketing synergies between them. We expect this acquisition to be consummated by June 30, 2000.

Pursuant to a Share Exchange Agreement dated February 22, 2000, we acquired all of the issued and outstanding capital stock of Hancock Holdings, Inc. Upon the effectiveness of the acquisition, pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, the Company became the successor issuer to Hancock for reporting purposes under the Securities Exchange Act of 1934, which was the sole reason that we acquired Hancock. Prior to our acquisition of Hancock, Hancock was a publicly reporting shell company with substantially no assets or liabilities, and no operations.

In March 2000, we entered into a non-binding letter of intent for the acquisition of a 40% interest in a privately held affinity and network marketer of pre-paid telecommunications services located in Scottsdale, Arizona for an amount up to $6,000,000 of which up to $625,000 will be advanced in the form of a convertible loan, with the remaining amount in Company common stock if and when revenue projections are met. The Company entered into a Promissory Note and Security Agreement with this entity under which they can borrow up to $625,000. The Company advanced this entity $250,000 in March, and additional $80,000 in April. This amount and subsequent loan advances can be converted to equity at the time of closing.

In order to expand our business operations, we seek to acquire additional companies in the EFT/POS, e-commerce and telecommunications marketplace through merger, acquisition and strategic alliance. In particular, we intend to continue to expand our market share within the rapidly growing telecommunications industry. The need for wireless and Internet-based protocols of telecommunications is anticipated to grow exponentially. Technology research firm Dataquest expects that the number of wireless data subscribers in the U.S. alone will explode from three million in 1998 to 36 million in 2003. (Forbes Daily Newsletter 12/03/99) The International Telecommunications Union believes that cellular will overtake fixed-line access for voice and Internet access within five years. The next generation of wireless and web integration is merging into a universal handset with global service. Wireless Access Protocol
(WAP) will enable multi-medium communications capabilities for all mobile phone users.

We believe that IP (Internet Protocol) telephony will lead the next generation in telecommunications services. IP telephony domestic Minutes of Use (MOU) will grow from five billion MOU in 2000 to over 50 billion MOU in 2005. A recent survey of information system and telecom managers at major U.S. corporations found that 80 percent have IP-based network architectures; of the remaining 20 percent, half intend to migrate to IP in 2000 (The Yankee Group). The Company is actively seeking strategic alliances and developing its own capabilities to deliver services with this convergent technology.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2000

For the first quarter ended March 31, 2000, we experienced a net loss of approximately $893,000 a loss of $0.25 share of common stock. This loss was caused by a combination of operating losses in EZ and start up and administrative expenses incurred in the domestic operations of Orion and Globalinx. As outlined above, the Company has entered into several non-binding letters of intent for acquisitions that the Company expects to close, during the second or third quarters of 2000. The Company also entered into, and began to fund a Polish joint venture. We anticipate that these entities will add product offerings and services that are in our areas of focus and will contribute both revenues and cash flows once fully integrated and operational.

We believe that our current operations are not indicative of our future operations. It is difficult for us to predict what those operations will consist of, since we are in the process of refining our focus and building our Company. We expect this to include additional acquisitions to those identified above, all of which will need to be integrated.

REVENUES - Our revenue during the three months ended March 31, 2000 was $27,630. This revenue came solely from the rental and servicing of Point of Sale (POS) terminals by EZ in Germany. We began recognizing revenue in Globalinx in April 2000 from the resale of long distance telecommunications services. Globalinx now services over 15,000 customers.

EXPENSES - During the three months ended March 31, 2000, we incurred general and administrative expenses totaling $619,745. Of this amount, $157,691 was incurred by our German subsidiaries. The remaining $462,054 incurred by the Company was for professional fees, executive salaries, office rents and supplies, and various general overhead expenses.

We expect these costs to increase in 2000 and beyond, as we implement our business plan, which will include increased business and acquisition activity and the expansion of our employee base. Amortization and depreciation expense amounted to $301,175 and related primarily to the amortization of goodwill we recorded in connection with our purchase of EZ and the write-off of $112,500 of goodwill we recorded in our acquisition of Hancock. As we plan to complete additional acquisitions in the future, we anticipates that we will acquire additional property and equipment, and will record additional goodwill. This will increase our goodwill and depreciation expense in the future.

INCOME TAXES - There was no provision for federal or state income taxes for the period from our inception due to our operating losses. At December 31, 1999, we had net operating loss carryforwards for income tax purposes. A valuation allowance has been established and, accordingly, no benefit has been recognized for our net operating losses and other deferred tax assets.

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND CAPITAL RESOURCE - Since December 31, 1999, we have raised approximately $1,120,000 from the sale of our common stock primarily in offshore private placements to European investors. In March 2000, the Company entered into a Funding and Subscription Agreement with OIF for the sale of up to 1,000,000 shares of the Company's common stock to OIF at a minimum price of $4.00 per share, subject to adjustment, as set forth in the Agreement. As part of this Agreement, OIF has committed to provide working capital and operating funds of up to $3,000,000 to the Company in four quarterly installments of $750,000 beginning in May 2000. The Agreement also provides for OIF to fund the Company with up to $1,500,000 of additional expansion funding for acquisitions, mergers or strategic partnerships. The Agreement was entered after the completion of the annual budgeting and planning process for the Company. The amount and timing of additional working capital and expansion funding was determined as a result to that planning process. A copy of the Agreement was filed with the Form 8-K/A on even date herewith, and is incorporated herein by reference. As of May 15, 2000, OIF has provided the Company with $403,000 through the purchase of 89,556 shares of Company common stock under this Agreement.

Subsequent to March 31, 2000, the Company sold an additional 67,334 shares of common stock for $303,000. We currently have no bank loans or lines of credit available for our use.

ANALYSIS OF CASH Flows - Net cash used in operating activities for the three month period ended March 31,2000 was $558,710. This cash was used primarily for funding the operations of EZ, Orion and start up expenses associated with Globalinx.

Net cash used in investing activities consisted of advances to an entity totaling $250,000 through March 31, 2000, and an additional $80,000 in April 2000, as described above, under a Promissory Note and Security Agreement under which this entity can borrow up to $625,000, and our first investment installment of $100,000 in Rodan Telecom.

We expect to increase our capital expenditures and enter into lease commitments in the future consistent with our anticipated growth in operations, infrastructure and personnel.

Net cash from financing activities was $813,500 during the three month period ended March 31, 2000 from the sale of 973,555 shares of our common stock.

We expect to experience significant growth in our operating expenses in the future, particularly as we acquire new companies, enter into strategic partnerships and expand our product offerings as we execute our business plan. As a result, we anticipate that these operating expenses, as well as planned capital expenditures, will constitute a material use of our future cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines. We believe that the net proceeds from the sale of common stock under the Funding and Subscription Agreement with OIF, supplemented by any cash flows from our operations, will be sufficient to meet our operational and capital expenditure requirements for at least the next twelve months. Thereafter, we may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all. Any failure to raise additional financing will likely place the Company in significant financial jeopardy. Therefore, the Company cannot predict the adequacy of its capital resources on a long-term basis.


PART II - OTHER INFORMATION

Item 1.     Legal proceedings - None.

Item 2.     Changes in securities and use of proceeds - None.

Item 3.     Defaults upon senior securities - None.

Item 4.     Submission of matters to a vote of security holders - None.

Item 5.     Other information - None.

Item 6.     Exhibits and reports on Form 8-K

A.          Exhibits

            Exhibit
               No.      Description
             ------     -----------
               27.1     Financial Data Schedule (filed herewith).

B.          Reports on Form 8-K: None.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Orion Technologies, Inc.
          (Registrant)
By:         /s/ Frans Heideman                  Date:  June 1, 2000
            ------------------------                   ------------
            Frans Heideman, President
            and Chief Executive Officer


By:         /s/ James McComas                   Date:  June 1, 2000
            ------------------------                   ------------
            James McComas
            Chief Financial Officer