Form 10QSB
period 2000-06-30
ORION TECHNOLOGIES INC
filed 2000-08-14
CIK 1047174

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ----------------------------

                                   FORM 10-QSB

 (MARK ONE)
       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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


                           1133 21ST STREET 8TH FLOOR
                              WASHINGTON, DC 20036
                              --------------------
                    (Address of principal executive offices)

                                 (202) 822 0114
                                 --------------
                           (Issuer's telephone number)

                      -------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of June 30, 2000, 4,572,390 shares of Common Stock were issued and outstanding.

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

            Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999................1

            Consolidated Statement of Operations for the Three and Six Months Ended
            June 30, 2000........................................................................2

            Consolidated Statement of Cash Flows for the Three and Six Months Ended
            June 30, 2000........................................................................3

            Notes to Consolidated Financial Statements...........................................4

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations............................................................7

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings...................................................................12

Item 2.     Changes in Securities and Use of Proceeds...........................................12

Item 3.     Defaults Upon Senior Securities.....................................................12

Item 4.     Submission of Matters to a Vote of Security Holders.................................12

Item 5.     Other Information...................................................................12

Item 6.     Exhibits and Reports on Form 8-K....................................................12

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                            ORION TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                             June 30,                   December 31,
                                                                               2000                        1999
                                                                               ----                        ----
                                     ASSETS

Current assets:
     Cash and cash equivalents.......................................     $       70,930          $       81,217
     Accounts receivable, net .......................................            296,176                   4,532
     Inventory.......................................................            279,570                      -
       Prepaid assets and other......................................            116,678                  34,046
                                                                          --------------          --------------
         Total current assets........................................            763,354                 119,795

Property and equipment, net .........................................            338,200                 339,546
Note receivable .....................................................                  -                       -
Goodwill, net .......................................................          2,913,040               1,980,945
Investment  in joint venture.........................................            100,000                       -
Other ...............................................................             37,533                   5,000
                                                                          --------------          --------------

         Total assets................................................     $    4,152,127          $    2,445,286
                                                                          ==============          ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable................................................            931,249                 297,588
     Accrued liabilities ............................................            117,151                 259,284

     Line of credit payable..........................................             40,000                       -
     Current portion of debt.........................................             50,738                       -
     Due to OIF......................................................            121,993                       -
                                                                          --------------          --------------
         Total current liabilities...................................          1,261,131                 556,872

Long term debt.......................................................            120,394                       -

Stockholders' equity :
     Preferred stock, no par value, 2,500,000 shares
     authorized; 65,000 shares issued and outstanding
     in 2000 and 1999, respectively..................................            135,328                 135,328
     Common stock, $0.01 par value, 100,000,000 shares
     authorized; 4,572,390 and 3,089,508 shares issued and
     outstanding in 2000 and 1999, respectively......................              4,572                   3,090
     Additional paid in capital......................................         38,003,649              34,985,443
     Accumulated deficit.............................................        (35,356,739)            (33,185,438)
     Accumulated other comprehensive loss............................            (16,208)                (50,009)
                                                                          ---------------         ---------------
         Total stockholders' equity..................................          2,770,602               1,888,414
                                                                          ---------------         ---------------

         Total liabilities and stockholders' equity..................     $    4,152,127          $    2,445,286
                                                                          ===============         ===============


See accompanying notes to consolidated financial statements.

                            ORION TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000
                                  (UNAUDITED)


                                                                            Three Months        Six Months
                                                                            Ended June 30,    Ended June 30,
                                                                                 2000              2000
                                                                                 ----              ----
Revenues.............................................................     $    231,259        $    258,889

Cost of revenues.....................................................          182,619             182,619
General and administrative expense...................................          708,784           1,328,529
Reserve for advances to acquisition target...........................          330,000             330,000
Amortization and depreciation........................................          268,335             569,510
                                                                           -----------         -----------

Net operating loss...................................................      ( 1,258,479)         (2,151,769)

Other expense, net ..................................................      (    18,929)        (    19,533)
                                                                           ------------        -----------

Net loss.............................................................      ( 1,277,408)         (2,171,302)
Preferred stock dividend.............................................      (     7,620)            (15,240)
                                                                            -----------        -----------

Net loss available to common stockholders............................     $( 1,285,028)       $( 2,186,542)
                                                                           ============        ============

Loss per common share - Basic and Diluted ...........................     $(      0.30)       $(      0.55)
                                                                          =============        ============

Weighted shares outstanding - Basic and Diluted......................        4,286,445           3,945,443
                                                                          =============        ============



See accompanying notes to consolidated financial statements.

                            ORION TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (UNAUDITED)


Cash flows from operating activities:
Net loss.............................................................     $( 2,171,302)
Adjustments to reconcile net loss to cash used in operations:
     Depreciation and amortization...................................          569,510
     Reserve for advances to acquisition target......................          330,000
     Changes in operating assets and liabilities:
         Increase in accounts receivable.............................      (    89,029)
         Decrease in prepaid expenses................................           19,629
         Increase in other assets ...................................      (    25,976)
         Advance from OIF............................................          121,993
         Increase in accounts payable................................          537,203
         Decrease in accrued expenses................................      (   215,730)
                                                                           ------------

Net cash used in operating activities................................      (   923,702)
                                                                           -------------

Cash flows from investing activities:
     Purchase of property and equipment..............................      (    15,813)
     Acquisition of Special Accounts Billing Group, Inc..............      (    60,000)
     Acquisition of Transaction Verification Systems, Inc., net of
          cash acquired..............................................            2,403
     Investment in joint venture.....................................      (   100,000)
     Cash lent to acquisition target.................................      (   330,000)
                                                                           -------------

     Net cash used in investing activities...........................      (   503,410)
                                                                           -------------

Cash flows from financing activities:
     Proceeds from issuance of common stock..........................        1,383,025
                                                                           ------------

Effect of exchange rate changes on cash .............................           33,800
                                                                           ------------

Net decrease in cash and cash equivalents............................      (    10,287)

Cash and cash equivalents, beginning of period.......................           81,217
                                                                           -----------

Cash and cash equivalents, end of period.............................      $    70,930
                                                                           ===========


See accompanying notes to consolidated financial statements.

                            ORION TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000
                                  (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

   The consolidated financial statements of Orion Technologies, Inc., (the "Company") include the accounts of its wholly owned subsidiaries EZ Electronic Payment Systems (EZ Elektronische Zahlungssysteme GmbH) ("EZ") and EPS Electronic Processing (EPS Elektronische Processing Systems GmbH) ("EPS"), Globalinx Corporation ("Globalinx"), Transaction Verification Systems, Incorporated, Special Accounts Billing Group, Inc. and Hancock Holdings, Inc.

   The Company is an international holding company concentrating on acquiring and developing companies engaged in Internet and telecommunications-based technologies and services for electronic commerce and business-to-business markets. The Company is focusing its efforts on two lines of business - eCommerce, including electronic point of sale systems and telecommunications.

   Significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of the Company's management, the interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The interim consolidated financial statements should be read in conjunction with the Company's December 31, 1999 audited financial statements included with the Company's filing on Form 8-K/A filed with the Securities and Exchange Commission on June 1, 2000. The interim operating results are not necessarily indicative of the operating results for the full fiscal year.

   The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets, and the satisfaction of liabilities in the normal course of business. The Company has experienced net losses since its inception. Although the Company expects operating results to improve, there can be no assurances that the Company will not experience adverse results of operations in the future. The Company believes that its existing cash, the anticipated cash flows from proposed 2000 operations, and additional planned capital fund raising activities should provide sufficient resources to fund its activities in 2000. The Company's continuation as a going concern is dependent upon its ability to raise additional financing and to successfully develop and introduce its products to market. These factors among others may indicate that the Company will be unable to continue as a going concern. The Company is actively pursuing additional equity financing to provide the necessary funds for working capital and to obtain the necessary funds for planned acquisitions and strategic partnerships. As described in Note 5, the Company entered into a Funding and Subscription Agreement under which up to $4,500,000 will be provided to the Company. Management believes the funds provided under this Agreement and cash flows from operations will be sufficient to meet its operating plans.

   A statement of operations and statement of cash flows for the comparative interim periods ended June 30, 1999 are unavailable. The results of operations for the periods ended June 30, 1999 would only reflect the limited activities of Orion Canada, a subsidiary that was divested of on June 15, 1999. Due to the divestiture and the subsequent departure of Orion Canada's management, the Company is unable to prepare or provide comparative financial statements for the interim period of the previous year as required by Item 310 of Regulation S-B. The preparation of such statements would require an unreasonable expense and effort due to Orion Canada's financial information being maintained by parties no longer affiliated with the Company.

SUPPLEMENTAL CASH FLOW INFORMATION:

The Company made no payment for interest or taxes during the six months ended June 30, 2000.

The Company had the following non-cash investing activities during the six months ended June 30, 2000.

Issuance of shares of common stock as payment
for the acquisition of Hancock Holdings, Inc.                                                $     112,500
                                                                                             =============

Issuance of shares of common stock as partial payment
for the acquisition of Special Accounts Billing Group, Inc.                                  $     110,000
                                                                                             =============

Issuance of shares of common stock as partial payment
for the acquisition of Transaction Verification Systems, Inc.                                $   1,375,163
                                                                                             =============

Issuance of shares of common stock in satisfaction of a
payable due a director of the Company for services rendered.                                 $      39,000
                                                                                             =============

NOTE 2 - BUSINESS ACQUISITIONS

   In January 2000, The Company entered into a joint venture agreement to form Rodan Telecom Sp.zo.o in Warsaw Poland. The other one-third partners are Zeto-Rodan Ltd. and GG Parkiet, both Polish companies. The Company has agreed to invest $350,000 in three installments in Rodan Telecom to acquire its one-third interest, and made its first installment of $100,000 in January 2000. The Company has committed to make additional contributions totaling $250,000 in the future.

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

   On February 17, 2000, the Company entered into a service agreement with MHE Projix, LLC ("MHE") the former majority shareholder of Hancock. Under the terms of the agreement, MHE has agreed to provide assistance to Orion in locating a company for possible acquisition; to provide advice to the Company for the acquisition of such company; assist the Company in maintaining its listing on the OTC Bulletin Board; and assist the Company with preparation and filing of the any necessary regulatory filings related to an acquisition. In consideration for providing such services, MHE received a consulting fee of $110,000.

   In March 2000, the Company entered into a non-binding letter of intent for the acquisition of a 40% interest in a privately held affinity and network marketer of pre-paid telecommunications services. As part of this agreement, the Company lent this entity $250,000 under a promissory note agreement and advanced it an additional $80,000. This note pays interest at 8% and is due on March 9, 2001, subject to acceleration if certain performance criteria are not met, and is secured by the assets of the entity. Due to non-performance, the Company has provided notice to this entity that it believes this note is in default and has requested repayment of the full amount due of $330,000. The Company has fully reserved the balance at June 30, 2000.

   On May 25, 2000, the Company acquired Special Accounts Billing Group, Inc. ("SABG") for a purchase price consisting of $60,000 cash and 20,000 shares of the Company's common stock for a total purchase price of $170,000 subject to regulatory approval. SABG has no operations, and no tangible assets or liabilities. However it held telecommunication licenses that will allow the Company, through its Globalinx subsidiary, to provide intra and inter telecommunications services throughout the United States. The acquisition was accounted for under the purchase method of accounting. The entire purchase price was recorded as goodwill and is being amortized on a straight-line basis over three years.

   On June 30, 2000, the Company entered into an Agreement and Plan of Merger with Transaction Verification Systems, Incorporated ("TVS"). Pursuant to the Agreement, TVS shareholders exchanged all of the issued and outstanding shares of TVS common stock for 200,300 shares of common stock of the Company.

   Each share of the TVS Preferred Stock, of which 20,000 shares were issued and outstanding at the time of the merger, was converted into either the right to receive a promissory note from the Company in the amount of ten dollars per share or upon the holder's providing proper notice to the Company, the right to convert each TVS Preferred share into 2.5 shares of Company common stock. Any holders of TVS Preferred Stock who do not elect to receive Company common stock will receive a promissory note. The promissory notes bear 8% per annum simple interest, with principal and interest are due and payable on December 31, 2000, with each note being guaranteed by the Company.

   The Merger Agreement also provides that should within sixty days after the date of the merger the Total Consideration Value, as defined in the Agreement, is less than $1,000,000, the Company will issue additional shares of its common stock to those TVS Stockholders who converted their TVS Stock for Company common stock, on a proportionate basis, such that the Total Consideration Value will equal $1,000,000.

   The purchase price was allocated based on the preliminary fair value of the assets acquired and the liabilities assumed in the merger, and is subject to revision.

   The acquisition was accounted for under the purchase method of accounting, thus the results of operations have been included in the consolidated financial statements from the date of acquisition. The purchase price was allocated based on the fair value of the assets acquired, including approximately $ 2,400 in cash, and the liabilities assumed at the date of acquisition. The purchase resulted in goodwill of approximately $1,176,000.

   The unaudited pro forma information for the six months ended June 30, 2000 set forth below gives effect to the TVS acquisition as if it had occurred on January 1, 2000. The pro forma information is presented for information purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition of TVS been consummated as of January 1, 2000.

                Revenue                                             $ 1,306,000
                Net loss                                             (2,121,000)
                Loss per share - Basis and Diluted                   (     0.51)


NOTE 3 - INVENTORY

   Inventories are stated at the lower of cost, utilizing the first-in, first-out method, or market. At June 30, 2000, inventory consisted primarily of raw materials and work in process used by TVS in the manufacture of its products.

NOTE 4 - NOTES PAYABLE

   Notes payable at June 30, 2000 consisted of the following.

TVS notes payable bearing interest at 14.44%, due on
August 1, 2003 with interest and principle payable monthly.                     $ 171,132

Less: current portion                                                              50,738
                                                                                ---------

Long-term portion of notes payable                                              $ 120,394
                                                                                =========

   In addition, TVS has a revolving line of credit of $100,000 with a bank, which at June 30, 2000, $40,000 had been borrowed. Repayment of borrowings under this line of credit are currently guaranteed by two individuals who were shareholders of TVS prior to its acquisition by the Company.

NOTE 5 - STOCKHOLDERS' EQUITY

     In March 2000, the Company entered into a Funding and Subscription Agreement (the "Agreement") with OIF Optimum Investment Finance Ag ("OIF") for the sale of up to 1,000,000 shares of the Company common stock to OIF at a minimum of $4.00 per share, subject to adjustment, as set forth in the Agreement. As part of this Agreement, OIF has committed to provide working capital and operating funds of up to $3,000,000 to the Company in four quarterly installments of $750,000, beginning in May 2000. The Agreement also provides for OIF to provide the Company with up to $1,500,000 of additional funding for expansion by the Company through acquisitions, mergers or strategic partnerships. As of June 30, 2000, OIF has provided the Company approximately $1,383,000 for the purchase of 1,100,116 shares of Company common stock under this Agreement. Subsequent to June 30, 2000, the Company has sold an additional 67,777 shares of common stock for $305,000 to this investor.

NOTE 6 - RELATED PARTY TRANSACTIONS

   During the three and six months ended June 30, 2000, the Company paid $191,000 to NewDominion Capital Group, Inc., a company of which Frans Heideman, the Company's chief executive officer, is a controlling shareholder. NewDominion provides the Company with office support, management and consulting services, including certain amounts paid for the personal services of Frans Heideman.

   Mr. Klaus Maedje, one of the Company's directors, also earns fees for preparing the accounting and tax reports for EZ. On May 12, 2000, Mr. Maedje agreed to convert the approximately $39,000 due him into 9,736 shares of the Company's common stock.


NOTE 7 - SEGMENT INFORMATION

   Information regarding our operating segments - eCommerce/Point of Sales ("eCom") and Telecommunications (Teleco") is as follows for the six months ended June 30, 2000:


                                                   eCom          Teleco        Other            Total     .
                                               ------------------------------------------------------------
Revenues from external customer                $   54,253      $ 204,636     $       -        $  258,889
Intersegment revenues                                   -              -             -                -
Segment income (loss) before taxes               (186,304)         9,919      (1,994,917)     (2,171,302)



     The Company evaluates the performance of its operating segments based on operating income (loss). The "Other" column includes corporate related items and other non-operating items.

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

     Prior to May 30, 2000, our common stock was traded on the OTC Bulletin Board, a service operated by the Nasdaq Stock Market, Inc. under the trading symbol "ORTG". Our common stock was removed temporarily from the OTC Bulletin Board in accordance with NASD Market Rule 6530. On June 1, 2000 the Company filed a Form 8K/A and Form 10-QSB, which included audited financial statements. Nasdaq reinstated our listing on the OTC Bulletin Board under its symbol ORTG.BB on June 7, 2000.

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

     As a part of our plan, in January 2000, we entered into a joint venture agreement as a one-third partner in Rodan Telecom Sp.zo.o located in Warsaw Poland. We have agreed to invest $350,000 in three installments in Rodan Telecom to acquire a one-third interest. We made our first installment of $100,000 in January 2000, plan to make its second installment of $150,000 during the last half of 2000, and our third and final installment of $100,000 during 2001. The other one-third partners are Zeto-Rodan Ltd. and CG Parkiet, both Polish companies. Rodan Telecom has developed a new service known as ParkietOnline Professional, which we believe is the first of its kind in the Polish marketplace. The Service allows users to monitor real time stock market activity in automatically updated tables and charts. In the future, Rodan Telecom plans to expand ParkietOnline to provide on-line securities trading to their brokerage Customers.

     On May 25, 2000, we acquired Special Accounts Billing Group, Inc. ("SABG") an Illinois corporation for a purchase price totaling $170,000, consisting of $60,000 in cash and 20,000 shares of the our common stock subject to regulatory approval. The acquisition of SABG was strategic to us, since it held the telecommunication licenses to allow us, through Globalinx, to provide intra and inter telecommunications services though out the United States.

     On June 30, 2000, the Company entered into an Agreement and Plan of Merger with Transaction Verification Systems, Inc. ("TVS"). TVS manufactures and sells products and electronic systems that enhance the capabilities of Point of Sale
(POS) equipment to verify individual transactions and document any evidence of theft. The equipment interfaces with cameras, video tape, and ATM or cash registers, to ensure the integrity and accuracy of transactions for retailers and banks. The market and customer base of the target company is similar to that of EZ (small to mid-size banks, retail and commercial businesses), although to date, the target has concentrated its marketing efforts in the United States. Existing TVS management will remain in place and work closely with our senior executives to grow the customer base and products with additional capital and strategic resources of Orion.

     Pursuant to the Agreement TVS shareholders exchanged all of the issued and outstanding shares of TVS common stock for 200,300 shares of our common stock.

     Each share of the TVS Preferred Stock, of which 20,000 shares were issued and outstanding at the time of the merger, was converted into either the right to receive a promissory note from the Company in the amount of ten dollars per share, or upon the holder's providing proper notice to the Company, the right to convert each TVS Preferred share into 2.5 shares of Company common stock. Any holders of TVS Preferred Stock who do not elect to receive Company common stock will receive a promissory note. The promissory notes bear 8% per annum simple interest, with principal and interest are due and payable on December 31, 2000, with each note being guaranteed by the Company.

     The Merger Agreement also provides that should within sixty days after the date of the merger the Total Consideration Value, as defined in the Agreement, is less than $1,000,000, the Company will issue additional shares of its common stock to those TVS Stockholders who converted their TVS Stock for Company common stock, on a proportionate basis, such that the Total Consideration Value will equal $1,000,000. Since we accounted for this acquisition under the purchase method of accounting, and we acquired TVS on the last day of our second quarter, the results of operations have not been included in our consolidated financial statements. The market value of our common stock exchanged totaled $1,375,000.

     On May 28, 2000 we signed a non-binding letter of intent to acquire the assets through cash payment and an exchange of shares of a company engaged in the rental of cellular phones that are able to roam seamlessly in over 100 countries and territories outside of the United States. Users receive their phone and phone numbers prior to leaving the United States and have immediate access on arrival in the foreign country. The phones are returned at the end of the user's trip. Should we be successful in acquiring the target company, it will become part of Globalinx, since we feel it fits into our strategy of a becoming a major provider of worldwide telecommunications services.

     In March 2000, the Company entered into a non-binding letter of intent for the acquisition of a 40% interest in a privately held affinity and network marketer of pre-paid telecommunications services. As part of this agreement, the Company lent this entity $250,000 under a promissory note agreement and advanced it an additional $80,000. This note pays interest at 8% and is due on March 9, 2001, subject to acceleration if certain performance criteria are not met, and is secured by the assets of the entity. Due to non-performance, the Company has noticed this entity that it believes this note is in default and has requested repayment of the $330,000 previously advanced. The Company has fully reserved the balance at June 30, 2000 and is no longer pursuing acquiring this entity.

     As we expand our business operations, we are seeking to acquire additional companies in the EFT/POS, e-commerce and telecommunications marketplace through merger, acquisition and strategic alliance. In particular, we intend to continue to expand our market share within the rapidly growing telecommunications industry. The need for wireless and Internet-based protocols of telecommunications is anticipated to grow exponentially. Technology research firm Dataquest expects that the number of wireless data subscribers in the U.S. alone will explode from three million in 1998 to 36 million in 2003. (Forbes Daily Newsletter 12/03/99) The International Telecommunications Union believes that cellular will overtake fixed-line access for voice and Internet access within five years. The next generation of wireless and web integration is merging into a universal handset with global service. Wireless Access Protocol
(WAP) will enable multi-medium communications capabilities for all mobile phone users.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2000

     For the second quarter ended June 30, 2000, we experienced a net loss of approximately $2,171,000, or $0.55 share of common stock. This loss was caused by a combination of operating losses in EZ, and start up and administrative expenses incurred in the domestic operations of Orion and Globalinx. Since we accounted for the acquisition of TVS using the purchase method, we began recording their operation on July 1, 2000. As described above, we have also entered into a non-binding letter of intent an acquisition we hope will close in late 2000. We anticipate that TVS and future acquisitions will add product offerings and services that are in our areas of focus and will contribute both revenues and cash flows once fully integrated and operational.

     We believe that our current operations are not indicative of our future operations. It is difficult for us to predict what those operations will consist of, since we are in the process of refining our focus and building our Company. We expect this to include additional acquisitions to those identified above subject to available financing.

REVENUES

     Our revenue during the three and six months ended June 30, 2000 was as follows:



                                                                        Three Months       Six Months
                                                                        Ended June 30    Ended June 30
                                                                        -------------    -------------

     Rental and transaction processing of Point of Sale (POS) terminals
            by EZ in Germany                                                $   26,623        $   54,253

     Resale of long distance services through Globalinx                        204,636           204,636
                                                                            ----------        ----------

                                                                            $  231,259        $  258,889
                                                                            ==========        ==========



     Globalinx now services over 30,000 customers. As mentioned above, we only began recording the operations of TVS on July 1, 2000. However, had we been able to record the revenue of TVS as though our acquisition of TVS has occurred on January 1, 2000, we would have had total revenue for the six months ended June 30, 2000 of approximately $1,306,000.

COST OF SERVICES

     During the three months ended June 30, 2000, we began earning revenues in Globalinx principally from the resale of long distance service. Our cost of this service consists primarily of the cost of long distance services we purchase. We believe that, as our customer base increases and our revenues grow, that our costs will increase. However, as our customer base expands and we diversify our product offerings, we expect to experience an improvement in our overall gross margin. Direct costs we incur related to revenue earned for the rental and servicing of point of sale terminals are minimal.

EXPENSES

     During the three and six months ended June 30, 2000, we incurred general and administrative expenses totaling $708,784 and $1,328,529, respectively. The decrease in our general and administrative expenses during the second quarter, which decreased by approximately 10% from the first quarter, was primarily due to a one-time cost we incurred in connection with the acquisition of Hancock of $110,000. We are actually incurring increased general and administrative expenses as we expand our corporate infrastructure, hire additional personnel, make acquisitions and expand our product services offerings. We expect this trend to continue in the future. During the first and second quarter of 2000, we incurred significant legal and accounting fees in preparation of our Form 8-K/A we filed as part of becoming re-listed on the OTC Bulletin Board. While we anticipate continuing to incur professional fees in the normal course of our business and related to future acquisition and strategic alliances, we expect that overall, professional fees will decline in the future.

     During the second quarter of 2000, the Company established a reserve related to the collectability of amounts it had advanced a potential acquisition target in March and April of 2000.

     Amortization and depreciation expense was $ 268,335 and $569,510 for the three and six months ended June 30, 2000, respectively, and related primarily to the amortization of goodwill we recorded in connection with our purchase of EZ and EPS, TVS, SABG, and the write-off of $112,500 of goodwill we recorded in our acquisition of Hancock. Since we plan to complete additional acquisitions in the future and anticipate purchasing property and equipment used in the operation of our businesses, we expect that goodwill and depreciation expense will also continue to increase.

INCOME TAXES

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

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND CAPITAL RESOURCE

     Since December 31, 1999, we have raised approximately $2,334,525 from the sale of our common stock primarily in offshore private placements from European investors. In March 2000, the Company entered into a Funding and Subscription Agreement with Optimum Investment Finance AG. (OIF) for the sale of up to 1,000,000 shares of the Company's common stock to OIF at a minimum price of $4.00 per share, subject to adjustment, as set forth in the Agreement. As part of this Agreement, OIF has committed to provide working capital and operating funds of up to $3,000,000 to the Company in four quarterly installments of $750,000 beginning in May 2000. The Agreement also provides for OIF to fund the Company with up to $1,500,000 of additional expansion funding for acquisitions, mergers or strategic partnerships. The Agreement was entered after the completion of the annual budgeting and planning process for the Company. The amount and timing of additional working capital and expansion funding was determined as a result to that planning process. As of July 27, 2000, OIF has provided the Company with $1,383,025 from the purchase of 1,167,893 shares of Company common stock under this Agreement.

     We currently have a line of credit available for use by TVS of up to $100,000, of which the Company has drawn approximately $40,000. Repayment of our line of credit is currently guaranteed by two of the former stockholders of TVS. We are negotiating with the lender to release these individual from this guarantee.

     Net cash used in operating activities for the six months ended June 30, 2000 was $ 932,702 used primarily for funding the operations of EZ, Orion and start up expenses associated with Globalinx.

     Net cash used in investing activities of $503,410 consisted of advances to an entity totaling $330,000, as described above, our first investment installment of $100,000 in Rodan Telecom, purchase of equipment for Globalinx, and net cash paid related to the acquisitions of SABG and TVS.

     We expect to increase our capital expenditures and enter into lease commitments in the future consistent with our anticipated growth in operations, infrastructure and personnel.

     Net cash from financing activities was $1,383,025 during the six months ended June 30, 2000 from the sale of our common stock.

     We expect to experience significant growth in our operating expenses in the future, particularly as we acquire new companies, enter into strategic partnerships and expand our product offerings as we execute our business plan. As a result, we anticipate that these operating expenses, as well as planned capital expenditures, will constitute a material use of our future cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines. We believe that the net proceeds from the sale of common stock under the Funding and Subscription Agreement with Optimum Investment Finance Ag, supplemented by cash flows from our operations, will be sufficient to meet our operational and capital expenditure requirements for at least the next twelve months. Thereafter, we may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all. Any failure to obtain additional financing will likely place the Company in significant financial jeopardy. Therefore, the Company cannot predict the adequacy of its capital resources on a long-term basis.

PART II - OTHER INFORMATION

Item 1.  Legal proceedings - None.

Item 2.  Changes in securities and use of proceeds - None.

Item 3.  Defaults upon senior securities - None.

Item 4.  Submission of matters to a vote of security holders - None.

Item 5.  Other information - None.

Item 6.  Exhibits and reports on Form 8-K

A.   Exhibits

     Exhibit
        No.    Description
     -------   -----------
        27.1      Financial Data Schedule (filed herewith).

B.   Reports on Form 8-K:

        1. On July 17, 2000, the Company filed an 8-K related to its acquisition of Transaction Verification Systems, Incorporated ("TVS")

        2. On June 1, 2000, the Company filed a Form 8-K/A related to its acquisition of Hancock Holdings, Inc.

        3. On February 24, 2000, the Company filed a Form 8-K/A related to its acquisition of Hancock Holdings, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Orion Technologies, Inc.
(Registrant)


By:      /s/ A. Frans Heideman                       Date:  August 14, 2000
         ---------------------------                        ---------------
         A. Frans  Heideman, President
         and Chief Executive Officer

By:      /s/ James McComas                           Date:  August 14, 2000
         ---------------------------                        ---------------
         James McComas, Vice President
         and Chief Financial Officer