Form 10QSB
period 2000-09-30
ORION TECHNOLOGIES INC
filed 2000-12-04
CIK 1047174

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-QSB

(MARK ONE)
   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                    ----------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. [ ] Yes   [X] No


As of September 30, 2000, 4,663,272 shares of Common Stock were issued and outstanding.

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

               Consolidated Balance Sheets as of
               September 30, 2000 and December 31, 1999.............................1

               Consolidated Statement of Operations for the
               Three and Nine Months Ended September 30, 2000.......................2

               Consolidated Statement of Cash Flows for the
               Three and Nine Months Ended September 30, 2000.......................3

               Notes to Consolidated Financial Statements...........................4

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations............................................9



PART II - OTHER INFORMATION

Item 1.        Legal Proceedings...................................................14

Item 2.        Changes in Securities and Use of Proceeds...........................14

Item 3.        Defaults Upon Senior Securities.....................................14

Item 4.        Submission of Matters to a Vote of Security Holders.................14

Item 5.        Other Information...................................................14

Item 6.        Exhibits and Reports on Form 8-K....................................14

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                            ORION TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                        September 30,    December 31,
                                                                             2000            1999
                                                                             ----            ----
                                          ASSETS
Current assets:
    Cash and cash equivalents ...................................      $     34,487       $     81,217
    Accounts receivable, net ....................................           274,143              4,532
    Inventory ...................................................           267,403                 --
       Prepaid assets and other .................................            58,649             34,046
                                                                       ------------       ------------
        Total current assets ....................................           634,682            119,795

Property and equipment, net .....................................           291,899            339,546
Goodwill, net ...................................................         2,690,238          1,980,945
Investment in joint venture .....................................           100,000                 --
Other ...........................................................            82,738              5,000
                                                                       ------------       ------------

        Total assets ............................................      $  3,799,557       $  2,445,286
                                                                       ============       ============


                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Line of credit payable ......................................            82,000                 --
    Current portion of debt .....................................           408,678                 --
    Accounts payable ............................................         1,039,329            297,588
    Accrued liabilities .........................................            70,411            259,284
    Due to OIF ..................................................           112,817                 --
                                                                       ------------       ------------
        Total current liabilities ...............................         1,713,235            556,872

Long term debt, net of current portion ..........................           107,591                 --

Stockholders' equity :
    Preferred stock, no par value, 2,500,000 shares
       authorized; 65,000 shares issued and outstanding,
       both June 30, 2000 and 1999, respectively ................           135,328            135,328
    Common stock, $0.01 par value, 100,000,000 shares
       authorized; 4,663,272 and 3,089,508 shares issued and
       outstanding in 2000 and 1999, respectively ...............             4,663              3,090
    Additional paid in capital ..................................        41,578,253         34,985,443
    Accumulated deficit .........................................       (39,714,884)       (33,185,438)
    Accumulated other comprehensive loss ........................       (    24,629)           (50,009)
                                                                       ------------       ------------
        Total stockholders' equity ..............................         1,978,731          1,888,414
                                                                       ------------       ------------

        Total liabilities and stockholders' equity ..............      $  3,799,557       $  2,445,286
                                                                       ============       ============

See accompanying notes to consolidated financial statements.

                            ORION TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)

                                                            Three Months       Nine Months
                                                                Ended              Ended
                                                            September 30,      September 30,
                                                                2000               2000
                                                                ----               ----
Revenues ...........................................       $    603,426        $    862,315

Cost of revenues ...................................            359,341             528,960
General and administrative expense .................            884,349           2,212,878
Non-cash compensation ..............................          3,315,735           3,315,735
Reserve for advances to acquisition target .........                 --             330,000
Amortization and depreciation ......................            303,962             873,472
                                                           ------------        ------------

Net operating loss .................................        ( 4,259,961)        ( 6,398,730)

Other expense, net .................................        (   111,183)        (   130,716)
                                                           ------------        ------------

Net loss ...........................................        ( 4,371,144)        ( 6,529,446)
Preferred stock dividend ...........................        (     7,620)        (    22,860)
                                                           ------------        ------------

Net loss available to common stockholders ..........       $( 4,378,764)       $( 6,552,306)
                                                           ============        ============

Loss per common share - Basic and Diluted ..........       $(      0.94)       $(      1.57)
                                                           ============        ============

Weighted shares outstanding - Basic and Diluted ....          4,637,445           4,181,497
                                                           ============        ============



See accompanying notes to consolidated financial statements.

                            ORION TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)

Cash flows from operating activities:
Net loss .............................................................       $ (6,529,446)
Adjustments to reconcile net loss to cash used in operations:
    Depreciation and amortization ....................................            873,472
    Reserve for advances to acquisition target .......................            330,000
    Amortization of beneficial conversion feature on convertible
       promissory notes ..............................................            100,000
    Non-cash employee compensation ...................................          3,315,735
    Changes in operating assets and liabilities:
        Increase in accounts receivable ..............................         (   90,796)
        Decrease in prepaid expenses .................................         (   20,178)
        Increase in other assets .....................................         (   14,169)
        Advance from OIF .............................................            112,817
        Increase in accounts payable .................................            636,916
        Decrease in accrued expenses .................................         (  257,192)
                                                                             ------------

Net cash used in operating activities ................................         (1,542,841)
                                                                             ------------

Cash flows from investing activities:
    Purchase of property and equipment ...............................         (   21,696)
    Acquisition of Special Accounts Billing Group, Inc. ..............         (   60,000)
    Acquisition of Transaction Verification Systems, Inc., net of
         cash acquired ...............................................              2,403
    Investment in joint venture ......................................         (  100,000)
    Cash lent to acquisition target ..................................         (  330,000)
                                                                             ------------

Net cash used in investing activities ................................         (  509,293)
                                                                             ------------

Cash flows from financing activities:
    Proceeds from notes payable ......................................            292,000
    Proceeds from issuance of common stock ...........................          1,688,025
                                                                             ------------

Net cash provided by financing activities ............................          1,980,025
                                                                             ------------


Effect of exchange rate changes on cash ..............................             25,379
                                                                             ------------

Net decrease in cash and cash equivalents ............................         (   46,730)

Cash and cash equivalents, beginning of period .......................             81,217
                                                                             ------------

Cash and cash equivalents, end of period .............................       $     34,487
                                                                             ============



See accompanying notes to consolidated financial statements.

                            ORION TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements of Orion Technologies, Inc., (the "Company") include the accounts of its wholly owned subsidiaries EZ Electronic Payment Systems (EZ Elektronische Zahlungssysteme GmbH) ("EZ") and EPS Electronic Processing (EPS Elektronische Processing Systems GmbH) ("EPS"), Globalinx Corporation ("Globalinx"), Transaction Verification Systems, Inc ("TVS"), Special Billing Accounts Group, Inc. and Hancock Holdings, Inc.

The Company is an international holding company concentrating on acquiring and developing companies engaged in Internet and telecommunications-based technologies and services for electronic commerce and business-to-business markets. The Company is focusing its efforts on two lines of business - eCommerce, primarily electronic point of sale systems, and telecommunications.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets, and the satisfaction of liabilities in the normal course of business. The Company has experienced net losses since its inception, currently has a significant working capital deficit, and is in need of additional investment capital. Although the Company expects operating results to improve, there can be no assurances that the Company will not experience adverse results of operations in the future, that it will be able to satisfy its current obligations in the normal course of business, or obtain additional investment capital. The Company believes that without additional investment capital it will not have sufficient cash to fund its activities in the near future, and may not be able to continue operating. As such, the Company's continuation as a going concern is dependent upon its ability to raise additional financing and to successfully develop and introduce its products to market. These factors among others may indicate that the Company will be unable to continue as a going concern. The Company is actively pursuing additional equity financing to provide the necessary funds for working capital and for planned acquisitions and strategic partnerships. As described in Note 5, the Company entered into a Funding and Subscription Agreement under which up to $4,500,000 was to be provided to the Company. Management believed that the funds provided under this Agreement and cash flows from operations would have been sufficient to meet its operating plans, however, the Company has not received funding contemplated in this Agreement, and the Company is currently negotiating with other sources of investment capital for the needed funds.

The Company reports basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income (loss), adjusted by the assumed conversion of any potential common share equivalents consisting of recently issued stock options, by the weighted number of common shares and common share equivalents (unless their effect is anti-dilutive) outstanding. Common stock equivalents totaling 1,350,000 were not included in the computation of diluted loss per share, because to do so would have been anti-dilutive at September 30, 2000.

A statement of operations and statement of cash flows for the comparative interim periods ended September 30, 1999 are unavailable. The results of operations for the nine month period ended September 30, 1999 would reflect the limited activities of Orion Canada, a subsidiary that was divested of on June 15, 1999 through the date of divestiture, and three months of operations of EZ and EPS. Due to the divestiture and the subsequent departure of Orion Canada's management, the Company is unable to prepare or provide comparative financial statements for the interim period of the previous year as required by Item 310 of Regulation S-B. The preparation of such statements would require an unreasonable expense and effort due to Orion Canada's financial information being maintained by parties no longer affiliated with the Company.

SUPPLEMENTAL CASH FLOW INFORMATION:

The Company made no payment for interest or taxes during the nine months ended September 30, 2000.

The Company had the following non-cash investing activities during the nine months ended September 30, 2000.

Issuance of shares of common stock as payment
  for the acquisition of Hancock Holdings, Inc.                                        $   112,500
                                                                                       ===========

Issuance of shares of common stock as partial payment for the acquisition of
  Special Billing Accounts Group, Inc.                                                 $   110,000
                                                                                       ===========

Issuance of shares of common stock as partial payment
  for the acquisition of Transaction Verification Systems, Inc.                        $ 1,375,000
                                                                                       ===========

Issuance of shares of common stock in satisfaction of a payable due a director
  of the Company for services rendered                                                 $    39,000
                                                                                       ===========

Conversion of TVS preferred stock into shares of Company common
  stock and promissory notes                                                           $   107,963
                                                                                       ===========


NOTE 2 - BUSINESS ACQUISITIONS

In January 2000, The Company entered into a joint venture agreement to form Rodan Telecom Sp.zo.o in Warsaw Poland. The other one-third partners are Zeto-Rodan Ltd. and GG Parkiet, both Polish companies. The Company has agreed to invest $350,000 in three installments in Rodan Telecom to acquire its one-third interest, and made its first installment of $100,000 in January 2000. The Company has committed to make additional contributions totaling $250,000 in the future although it is unlikely that these payments will be made due to a pending sale of the asset.

On February 22, 2000, the Company acquired all of the issued and outstanding capital stock of Hancock Holdings, Inc. ("Hancock") from the shareholders of Hancock in a pro rata exchange for an aggregate of 150,000 shares of the Company's common stock. As a result of the share exchange, Hancock became a wholly owned subsidiary of the Company. Upon the effectiveness of the acquisition, pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, the Company became the successor issuer to Hancock for reporting purposes under the Securities Exchange Act of 1934. Prior to its acquisition by the Company, Hancock was a publicly reporting shell company with substantially no assets or liabilities, and no operations. The acquisition was accounted for under the purchase method of accounting. The Company recorded goodwill in connection with its acquisition of Hancock of $112,500. Subsequent to the acquisition of Hancock, the Company determined that there was no future economic benefit of the goodwill associated with Hancock and expensed the $112,500 to amortization expense.

On February 17, 2000, Company entered into a service agreement with MHE Projix, LLC ("MHE") the former majority shareholder of Hancock. Under the terms of the agreement, MHE has agreed to provide assistance to Orion in locating a company for possible acquisition; to provide advice to the Company for the acquisition of such company; assist the Company in maintaining its listing on the OTC Bulletin Board; and assist the Company with preparation and filing of the any necessary regulatory filings related to an acquisition. In consideration for providing such services, MHE received a consulting fee of $110,000. In March 2000, the Company entered into a non-binding letter of intent for the acquisition of a 40% interest in a privately held affinity and network marketer of pre-paid telecommunications services. As part of this agreement, the Company lent this entity $250,000 under a promissory note agreement and advanced it an additional $80,000. This note pays interest at 8% and is due on March 9, 2001, subject to acceleration if certain performance criteria are not met, and is secured by the assets of the entity. Due to non-performance, the Company has provided notice to this entity that it believes this note is in default and has requested repayment of the full amount due of $330,000. The Company has fully reserved the balance at June 30, 2000.

On May 25, 2000, the Company acquired Special Accounts Billing Group, Inc. ("SABG") for a purchase price consisting of $60,000 cash and 20,000 shares of the Company's common stock for a total purchase price of $170,000. SABG has no operations, and no tangible assets or liabilities. However it held telecommunication licenses that will allow the Company, through its Globalinx subsidiary, to provide intra and inter telecommunications services throughout the United States. The acquisition was accounted for under the purchase method of accounting. The entire purchase price was recorded as goodwill and is being amortized on a straight-line basis over three years.

On June 30, 2000, the Company entered into an Agreement and Plan of Merger with Transaction Verification Systems, Inc. ("TVS"). Pursuant to the Agreement, TVS shareholders exchanged all of the issued and outstanding shares of TVS common stock for 200,300 shares of common stock of the Company.

Each share of the TVS Preferred Stock, of which 20,000 shares were issued and outstanding at the time of the merger, was converted into either the right to receive a promissory note from the Company, the right to convert each TVS preferred share into 2.5 shares of Company common stock. Any holders of TVS Preferred Stock who do not elect to receive Company common stock will receive a promissory note. The promissory notes bear 8% per annum simple interest, with principal and interest are due and payable on December 31, 2000, with each note being guaranteed by the Company. As of October 30, 2000, the holders of 9,206 and 7,294 shares of TVS Preferred Stock elected to convert their TVS Preferred Stock into 23,105 shares of Company Common Stock and into promissory notes totaling $72,940, respectively. Holders of 3,500 shares of TVS Preferred Stock have not yet made their election. The holders of TVS Preferred Stock who do not elect to receive Orion Common Stock will receive a promissory note. The Company has recorded the conversion of the TVS preferred stock in its September 30, 2000 financial statement, treating the share for which no election has been made as converted to promissory notes.

The purchase price was allocated based on the preliminary fair value of the assets acquired and the liabilities assumed in the merger, and is subject to revision.

The acquisition was accounted for under the purchase method of accounting, thus the results of operations have been included in the consolidated financial statements from the date of acquisition. The purchase price was allocated based on the fair value of the assets acquired, including approximately $ 2,400 in cash, and the liabilities assumed at the date of acquisition. The purchase resulted in goodwill of approximately $1,226,000.

The unaudited pro forma information for the nine months ended September 30, 2000 set forth below gives effect to the TVS as if it had occurred on January 1, 2000. The pro forma information is presented for information purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition of TVS been consummated as of January 1, 2000.

Revenue                                     $  1,785,000
Net loss                                     (6,665,000)
Loss per share - Basis and Diluted           (     1.54)

NOTE 3 - INVENTORY

Inventories are stated at the lower of cost, utilizing the first-in, first-out method, or market. At September 30, 2000, inventory consisted primarily of raw materials and work in process used by TVS in the manufacture of its products.


NOTE 4 - NOTES PAYABLE

Notes payable at September 30, 2000 consisted of the following:

Orion convertible promissory notes (1)                           $  100,000
Orion promissory note (2)                                           150,000
TVS promissory notes (3)                                            107,940
TVS notes payable bearing interest at 14.44%, due on
August 1, 2003 with interest and principle payable monthly.         158,329
                                                                 ----------
                                                                    516,269
Less: current portion                                               408,678
                                                                 ----------
Long-term portion of notes payable                               $  107,591
                                                                 ==========

(1) On September 5, 2000, the Company entered into two convertible promissory note agreements totaling $100,000. These promissory notes bear interest at 8%, with principal and accrued interest due on September 5, 2001, are convertible, at any time, into shares of the Company's common stock, with the number of shares determined by dividing the unpaid principal balance and all accrued interest by $1.20. The Company calculated the value of the beneficial conversion feature associated with these promissory notes to be approximately $350,000 at the date of issuance, based on a closing market price for the Company's common stock on that date of $5.43 per share. In accordance with EITF 98-5: Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, the value of the beneficial conversion feature is limited to the proceeds allocatable to the promissory notes of $100,000, which has been recognized by the Company as additional interest expense in the accompanying financial statements, since the promissory notes were convertible at the date of issuance.

(2) On September 5, 2000, the Company entered into a promissory note agreement for $150,000. This promissory note bears interest at 8%, with principal and accrued interest originally due on October 17, 2000. This promissory note has been verbally extended by the note holder and is due on demand. This promissory note is guaranteed by an officer of the Company.

(3) As described in Note 2, the Company has recorded $107,940 of promissory notes due to the conversion of TVS preferred stock. The notes bear interest at 8% and are due on December 31, 2000.

At September 2000, TVS had a revolving line of credit with a bank of $100,000. This line of credit was renewed on November 30, 2000 until June 30, 2001. The Company has, at September 30, 2000, drawn $82,000 on this line. Repayment of borrowings under this line of credit are currently guaranteed by two individuals who were shareholders of TVS prior to its acquisition by the Company.

There were no outstanding notes payable at December 31, 1999.


NOTE 5 - STOCKHOLDERS' EQUITY

On September 22, 2000, the board of directors adopted the Orion Technologies, Inc. 2000 Stock Incentive Plan (the "Plan") and reserved 2,350,000 shares of common stock for issuance under this Plan. The Board of directors also granted options for the purchase of 1,350,000 shares of common stock at an exercise price equal to 25% of the average closing price of the Company's common stock for the previous five business days, or

$0.82. These options were fully vested on the date of grant and are exercisable for a 10 year period, subject to certain termination events.

In connection with the grant of these options, the Company recorded $3,315,735 of non-cash compensation expense since the exercise price of the Company's stock option grants were less than market price and the options were fully vested on the date of grant.

In March 2000, the Company entered into a Funding and Subscription Agreement (the "Agreement") with OIF Optimum Investment Finance Ag ("OIF") for the sale of up to 1,000,000 shares of the Company common stock to OIF at a minimum of $4.00 per share, subject to adjustment, as set forth in the Agreement. As part of this Agreement, OIF has committed to provide working capital and operating funds of up to $3,000,000 to the Company in four quarterly installments of $750,000, beginning in May 2000. The Agreement also provides for OIF to provide the Company with up to $1,500,000 of additional funding for expansion by the Company through acquisitions, mergers or strategic partnerships. As of September 30, 2000, OIF has provided the Company $974,525 for the purchase of 276,560 shares of Company common stock under this Agreement.

During the nine months ended September 30, 2000, OIF purchased under the above Agreement and a prior agreement a total of 1,167,833 shares of the Company's common stock for total proceeds of $1,688,025.

Subsequent to September 30, 2000, the Company has sold an additional 80,000 shares of common stock for $100,000 to this investor.


NOTE 6 - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2000, the Company paid $191,000 to NewDominion Capital Group, Inc., a company of which Frans Heideman, the Company's chief executive officer, is a controlling shareholder. NewDominion provides the Company with office support, management and consulting services, including certain amounts paid for the personal services of Frans Heideman.

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


NOTE 7 - SEGMENT INFORMATION

Information regarding our operating segments - eCommerce/Point of Sales ("eCom") and Telecommunications (Teleco") is as follows for the six months ended June 30, 2000:

                                                   eCom              Teleco             Other             Total
                                               ---------------------------------------------------------------------
Revenues from external customer                $   502,174        $   360,141        $        --        $   862,315
Intersegment revenues                                   --                 --                 --                 --
Segment income (loss) before taxes                (295,666)          (263,830)        (5,969,950)        (6,529,446)

The Company evaluates the performance of its operating segments based on operating income (loss). The "Other" column includes corporate related items and other non-operating items.

The Company's Globalinx subsidiary currently has ten customers, of which two are considered major customers. During the three and nine months ended September 30, 2000 approximately 18% and 29% of total revenue was derived from these customers.

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

Our financial statements have been presented on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has experienced losses since its inception, currently has a significant working capital deficit, and is in the need of additional capital investment. Although we expect operating results to improve, there can be no assurances that we will not experience adverse results of operation in the future, that the Company will be able to satisfy its current obligations in the normal course of business or obtain additional investment capital on terms acceptable to the Company, or at all.

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

OVERVIEW OF OUR BUSINESS AND RESULTS OF OPERATIONS

During 1999, we changed our focus, and as part of this change we acquired two German companies, EZ Electronic Payment Systems (EZ Elektronische Zahlungssysteme GmbH) ("EZ") and EPS Electronic Processing (EPS Elektronische Processing Systems GmbH) ("EPS") both engaged in the business of rental of point of sale equipment and processing transactions for electronic funds transfers at points of sales (EFT/POS). Our focus is on providing electronic commerce and telecommunications services. In December 1999, we formed Globalinx, a wholly owned subsidiary that is concentrating on providing integrated telecommunications services, which includes the resale of long distance telephone time. Operations for both of these entities have only recently commenced. Before the development and expansion of these businesses, our business consisted of the operations of our subsidiary Orion Canada that was heavily focused on eCommerce in the banking business in Asia Pacific. We divested Orion Canada on June 15, 1999 due to its sustaining of material losses and our belief that such losses could not be easily remedied.

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

As a part of our plan, in January 2000, we entered into a joint venture agreement as a one-third partner in Rodan Telecom Sp.zo.o located in Warsaw Poland. We have agreed to invest $350,000 in three installments in Rodan Telecom to acquire a one-third interest. We made our first installment of $100,000 in January 2000. In early October 2000, one of our partners Zeto-Rodan sold a majority state to Softbank, a major investor in Polish telecommunications software. Our other partner CG Parkiet also informed us that they had recently sold a majority interest in their company to Polish Telecom. As both new stakeholders in Rodan Telecom have shown independent interest in acquiring a majority interest in the company, we have offered to sell our one-third interest to the highest bidder. Our plans to make the final payments under the agreement have been put on hold pending the outcome of these negotiations.

In March 2000, the Company entered into a non-binding letter of intent for the acquisition of a 40% interest in a privately held affinity and network marketer of pre-paid telecommunications services. As part of this agreement, the Company lent this entity $250,000 under a promissory note agreement and advanced it an additional $80,000. This note pays interest at 8% and is due on March 9, 2001, subject to acceleration if certain performance criteria are not met, and is secured by the assets of the entity. Due to non-performance, the Company has noticed this entity that it believes this note is in default and has requested repayment of the $330,000 previously advanced. The Company has fully reserved the balance at September 30, 2000 and is no longer pursuing acquiring this entity.

On May 25, 2000, we entered a binding agreement to acquire Special Accounts Billing Group, Inc. ("SABG") an Illinois corporation for a purchase price totaling $170,000, consisting of $60,000 in cash and 20,000 shares of our common stock. The acquisition of SABG was strategic to us, since it holds the telecommunication licenses which will allow us, through Globalinx, to provide intra and inter telecommunications services thoughout the United States.

On May 28, 2000 we signed a non-binding letter of intent to acquire the assets through cash payment and an exchange of shares of a company engaged in the rental of cellular phones that are able to roam seamlessly in over 100 countries and territories outside of the United States. Users receive their phone and phone numbers prior to leaving the United States and have immediate access on arrival in the foreign country. The phones are returned at the end of the user's trip. Should we be successful in acquiring the target company, it will become part of Globalinx, since we feel it fits into our strategy of a becoming a major provider of worldwide telecommunications services. While shortage of capital has precluded us from closing this acquisition, we intend to continue to pursue it.

On June 30, 2000, the Company entered into an Agreement and Plan of Merger with Transaction Verification Systems, Inc. ("TVS"). TVS manufactures and sells products and electronic systems that enhance the capabilities of Point of Sale
(POS) equipment to verify individual transactions and document any evidence of theft. The equipment interfaces with cameras, videotape, and ATM or cash registers, to ensure the integrity and accuracy of transactions for retailers and banks. The market and customer base of the target company is similar to that of EZ (small to mid-size banks, retail and commercial businesses), although to date, the target has concentrated its marketing efforts in the United States. Existing TVS management remained in place is work closely with our senior executives to grow the customer base and products. If and when additional capital is necessary we plan of provide TVS with the necessary funds and strategic resources to grow its business.

Pursuant to the Agreement TVS shareholders exchanged all of the issued and outstanding shares of TVS common stock for 200,300 shares of our common stock.

Each share of the TVS Preferred Stock, of which 20,000 shares were issued and outstanding at the time of the merger, was converted into either the right to receive a promissory note from the Company in the amount of ten dollars per share, or upon the holder's providing proper notice to the Company the right to convert each TVS Preferred share into 2.5 shares of Company common stock. Any holders of TVS preferred Stock who do not elect to receive Company common stock will receive a promissory note. The promissory note bears 8% per annum simple interest, with principal and interest are due and payable on December 31, 2000, with each note being guaranteed by the Company.

As of October 30, 2000, the holders of 9,206 and 7,294 shares of TVS Preferred Stock elected to convert their TVS Preferred Stock into 23,105 shares of Company Common Stock and into promissory notes totaling $72,940, respectively. Holders of 3,500 shares of TVS Preferred Stock have not yet made their election. The holders of TVS Preferred Stock who do not elect to receive Orion Common Stock will receive a promissory note. The Company has recorded the conversion of the TVS preferred stock in its September 30, 2000 financial statement, treating the share for which no election has been made as converted to promissory notes.

On October 3, 2000, the Company signed an non-binding letter of intent to lease and or buy seven telecommunications switches, all Siemens DCO/CS from NetCo Acquisitions Corp for a price of $2,100,000. An initial down payment of $300,000 will be paid to NetCo at the closing, with an additional $250,000 due to the seller on or before January 1, 2001. The Company anticipates that closing will occur in late December 2000, should funds be available. If the Company is unable for any reason to make this second payment the seller has the option to convert the $250,000 into shares of Company common stock. The remaining $1,350,000 will be payable to seller in monthly installments, amortized over a four year period at an interest rate of 14% with a balloon payment due at the end of the second year, at which time the Promissory Note shall be paid in full. At any time during the life of the two-year promissory note, the seller will have the right to convert the unpaid balance or any portion thereof, into shares of Company common stock.

If and when we secure the needed investment capital, we plan to expand our business operations and will be seeking to acquire additional companies in the EFT/POS, e-commerce and telecommunications marketplace through merger, acquisition and strategic alliance. In particular, we intend to continue to expand our market share within the rapidly growing telecommunications industry. The need for wireless and Internet-based protocols of telecommunications is anticipated to grow exponentially. Technology research firm Dataquest expects that the number of wireless data subscribers in the U.S. alone will explode from three million in 1998 to 36 million in 2003. (Forbes Daily Newsletter 12/03/99) The International Telecommunications Union believes that cellular will overtake fixed-line access for voice and Internet access within five years. The next generation of wireless and web integration is merging into a universal handset with global service. Wireless Access Protocol (WAP) will enable multi-medium communications capabilities for all mobile phone users.

We believe that IP (Internet Protocol) telephony will lead the next generation in telecommunications services. IP telephony domestic Minutes of Use (MOU) are anticipated to grow from five billion MOU in 2000 to over 50 billion MOU in 2005. A recent survey of information system and telecom managers at major U.S. corporations found that 80 percent have IP-based network architectures; of the remaining 20 percent, half intend to migrate to IP in 2000 (The Yankee Group). The Company is actively seeking strategic alliances and developing its own capabilities to deliver services with this convergent technology.

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

For the three and nine months ended September 30, 2000, we experienced a net loss of approximately $4,371,144, or $0.94 per share of common stock and $6,529,446 and $1.57 share of common stock, respectively. This loss was caused by a combination of items, the largest being a non-cash charge of $3,315,735 the Company recorded in connection with the granting of stock options for the purchase of 1,350,000 shares of the Company's common stock at a 75% discount to market price, operating losses incurred in all of our operating subsidiaries, which include EZ, TVS and Globalinx, and start up and administrative expenses incurred in the domestic operations of Orion and Globalinx. Since we accounted for the acquisition of TVS using the purchase method, we began recording their operation on July 1, 2000. We anticipate that TVS and future acquisitions, some of which we have entered into non-binding letters of intent to acquire, will add product offerings and services that are in our areas of focus and will contribute both revenues and cash flows once fully integrated and operational.

We believe that our current operations are not indicative of our future operations. It is difficult for us to predict what those operations will consist of, since we are in the process of refining our focus and building our Company. Our current focus includes additional acquisitions all of which would be subject to the Company being able to obtain available financing on acceptable terms.

REVENUES

Our revenue during the three and six months ended September 30, 2000 was as follows:

                                                                           Three Months    Nine Months
                                                                              Ended           Ended
                                                                           September 30    September 30
                                                                           ------------    ------------
Rental and transaction processing of Point of Sale (POS) terminals
   by EZ in Germany                                                          $  26,087       $  80,340
Sale of TVS products                                                           421,834         421,834
Resale of long distance services through Globalinx                             155,505         360,141
                                                                             ---------       ---------

                                                                             $ 603,426       $ 862,315
                                                                             =========       =========

As mentioned above, we only began recording the operations of TVS on July 1, 2000. However, had we been able to record the revenue of TVS as though our acquisition of TVS has occurred on January 1, 2000, we would have had total revenue for the nine months ended September 30, 2000 of approximately $1,728,000.

COST OF SERVICES AND GOODS SOLD

During the three and nine months ended June 30, 2000 cost of services provided and goods sold was as follows:

                                                  Three Months    Nine Months
                                                     Ended            Ended
                                                  September 30    September 30
                                                  ------------    ------------
Cost of services provided by Globalinx              $ 167,859       $ 337,478
Cost of goods sold by TVS                             191,482         191,482
                                                    ---------       ---------

                                                    $ 359,341       $ 528,960
                                                    =========       =========

Our cost of the services provided by Globalinx consists primarily of the cost of long distance services we purchase. We believe that, as our customer base increases and our revenues grow, that our costs will increase. However, as our customer base expands and we diversify our product offerings, we expect to experience an improvement in our overall gross margin. Cost we incur related to the sale of point of sale security products by TVS consist of primarily of material and labor costs incurred in producing the products. Gross margins at TVS are relatively stable at approximately 54%, and are expected to remain at this level in the future. Direct costs we incur related to revenue earned for the rental and servicing of point of sale terminals are minimal.

During the three and none month ended September 30, 2000, we incurred general and administrative expenses totaling $884,349 and $2,212,878, respectively. Our general and administrative expenses have increased each quarter during 2000 as we have expanded our corporate infrastructure, hired additional of personnel, made acquisitions and expanded our product services offerings. We expect this trend to continue in the future. During the first and second quarter of 2000, we incurred significant legal and accounting fees in preparation of our Form 8-K/A we filed as part of becoming re-listed on the OTC Bulletin Board. While we anticipate continuing to incur professional fees in the normal course of our business and related to future acquisition and strategic alliances, we expect that overall, professional fees will decline in the future. In addition, during the second quarter, we incurred a one-time cost in connection with the acquisition of Hancock of $110,000.

During the second quarter of 2000, the Company established a reserve related to the collectability of amounts it had advanced a potential acquisition target in March and April of 2000.

Amortization and depreciation expense was $ 303,962 and $873,472 for the three and nine months ended September 30, 2000, respectively, and related primarily to the amortization of goodwill we recorded in connection with our purchase of EZ and EPS, TVS, SABG, and the write-off of $112,500 of goodwill we recorded in our acquisition of Hancock. Since we plan to complete additional acquisitions in the future and anticipate purchasing property and equipment used in the operation of our businesses, we expect that goodwill and depreciation expense will also continue to increase.


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

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND CAPITAL RESOURCE

Since December 31, 1999, we have raised approximately $2,629,525 from the sale of our common stock primarily in offshore private placements from European investors. In March 2000, the Company entered into a Funding and Subscription Agreement with Optimum Investment Finance AG. (OIF) for the sale of up to 1,000,000 shares of the Company's common stock to OIF at a minimum price of $4.00 per share, subject to adjustment, as set forth in the Agreement. As part of this Agreement, OIF has committed to provide working capital and operating funds of up to $3,000,000 to the Company in four quarterly installments of $750,000 beginning in May 2000. The Agreement also provides for OIF to fund the Company with up to $1,500,000 of additional expansion funding for acquisitions, mergers or strategic partnerships. The Agreement was entered after the completion of the annual budgeting and planning process for the Company. The amount and timing of additional working capital and expansion funding was determined as a result to that planning process. As of September 30, 2000, OIF has provided the Company with $974,525 from the purchase of 216,560 shares of Company common stock under this Agreement. Due to stock market conditions, we believe that OIF may not be able to meet our expectations outlined in Agreement. Therefore, we are actively pursuing other sources of capital.

In September 2000, the line of credit available for use by TVS of up to $100,000 was renewed by the bank and is due on June 30, 2001. We had drawn approximately $82,000 under this line of credit. Repayment of this line of credit is guaranteed by two of the former stockholders of TVS.

Net cash used in operating activities for the nine months ended September 30, 2000 was $ 1,542,841 used primarily for to fund the negative cash flow operations of the Company and its subsidiaries, and included certain start up expenses associated with Globalinx.

Net cash used in investing activities of $509,293 consisted primarily of advances to an entity totaling $330,000, as described above, our first investment installment of $100,000 in Rodan Telecom, purchase of equipment for Globalinx, and net cash paid related to the acquisitions of SABG and TVS.

We expect to increase our capital expenditures and enter into lease commitments in the future consistent with our anticipated growth in operations, infrastructure and personnel.

Net cash from financing activities was $1,980,025 during the nine months ended September 30, 2000 from the sale of our common stock and the issuance of promissory notes.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets, and the satisfaction of liabilities in the normal course of business. The Company has experienced net losses since its inception, currently has a significant working capital deficit, and is in need of additional investment capital. Although the Company expects operating results to improve, there can be no assurances that the Company will not experience adverse results of operations in the future, that it will be able to satisfy its current obligations in the normal course of business, or obtain additional investment capital. The

Company believes that without additional investment capital it will not have sufficient cash to fund its activities in the near future, and may not be able to continue operating. As such, the Company's continuation as a going concern is dependent upon its ability to raise additional financing and to successfully develop and introduce its products to market. These factors among others may indicate that the Company will be unable to continue as a going concern. The Company is actively pursuing additional equity financing to provide the necessary funds for working capital and for planned acquisitions and strategic partnerships. As described in Note 5, the Company entered into a Funding and Subscription Agreement under which up to $4,500,000 was to be provided to the Company. Management believed that the funds provided under this Agreement and cash flows from operations would have been sufficient to meet its operating plans, however, the Company has not received funding contemplated in this Agreement, and the Company is currently negotiating with other sources of investment capital for the needed funds.

PART II - OTHER INFORMATION

Item 1. Legal proceedings - None.

Item 2. Changes in securities and use of proceeds - None.

Item 3. Defaults upon senior securities - None.

Item 4. Submission of matters to a vote of security holders - None.

Item 5. Other information - None.

Item 6. Exhibits and reports on Form 8-K

A.  Exhibits

    Exhibit
      No.      Description
     27.1      Financial Data Schedule (filed herewith).

B.  Reports on Form 8-K:

           1. On July 17, 2000, the Company filed an 8-K related to its acquisition of Transaction Verification Systems, Incorporated ("TVS")


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Orion Technologies, Inc.
 (Registrant)


By:   /s/ A. Frans Heideman                      Date:  December 1, 2000
      ---------------------                             ----------------
      A. Frans  Heideman, President
      and Chief Executive Officer

By:   /s/ James McComas                          Date:  December 1, 2000
      ---------------------                             ----------------
      James McComas, Vice President
      and Chief Financial Officer