Form 10KSB
period 2000-12-31
ORION TECHNOLOGIES INC
filed 2001-09-06
CIK 1047174

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549-0001
                                   FORM 10-KSB

 (MARK ONE)

        [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to
                _________

                         Commission File Number 0-29673

                            ORION TECHNOLOGIES, INC.
                            ------------------------
                 (Name of small business issuer in its charter)

            NEVADA                                                           88-0369588
            ------                                                           ----------
(State or other jurisdiction of                                           (I.R.S. Employer
incorporation or organization)                                         Identification Number)

       1133 21ST STREET 8TH FLOOR
           WASHINGTON D.C.                                                     20036
           ---------------                                                     -----
(Address of principal executive offices)                                     (Zip Code)


                                 (202) 955-9490
                            -------------------------
                            Issuer's telephone number

         Securities registered under Section 12(b) of the Exchange Act:

        None                                                               None
        ----                                                               ----
(Title of each Class)                                             (Name of each exchange
                                                                   on which registered)


         Securities registered under Section 12(g) of the Exchange Act:

                         COMMON STOCK, $0.001 PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for the year ended December 31, 2000 were $1,392,651. Aggregate market value of voting stock held by non-affiliates of 6,325,452 shares outstanding at July 31, 2001 was approximately $1,186,000. Amount was computed using the average bid and ask price as of July 31, 2001, which was $0.1875. As of July 31, 2001, a total of 6,679,429 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE - None

Transitional Small Business Disclosure Format (check one):  [ ]  Yes    [X]  No

                            ORION TECHNOLOGIES, INC.

                                   FORM 10-KSB

                                      INDEX


                                                     PART I



                                                                                                     PAGE
Item 1.           Description of Business..............................................................4

Item 2.           Description of Properties...........................................................10

Item 3.           Legal Proceedings ..................................................................10

Item 4.           Submission of Matters to a Vote of Security Holders ................................10


                                                    PART II

Item 5.           Market for Common Equity and Related Stockholder Matters............................11

Item 6.           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations.......................................................12

Item 7.           Financial Statements................................................................25

Item 8.           Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure.............................................48


                                                   PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                      Compliance with Section 16(a) of the Exchange Act...............................48

Item 10.          Executive Compensation..............................................................51

Item 11.          Security Ownership of Certain Beneficial Owners and Management......................53

Item 12.          Certain Relationships and Related Transactions......................................55

Item 13.          Exhibits and Reports on Form 8-K....................................................57

Registrant Signatures ................................................................................59

                           FORWARD-LOOKING STATEMENTS

Certain statements made in this registration statement are not based on historical facts, but are intended to be forward-looking statements. These statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", or "anticipates" or similar terminology, or by discussions of strategy. These statements reflect the reasonable judgment of our management with respect to future events and are subject to risk and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. We cannot guarantee that our forward-looking statements will turn out to be correct or that our beliefs, our focus or our current goals will not change. Our actual results could be very different from, and worse than, our expectations for various reasons, including factors that may affect future results discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations. Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, a Securities and Exchange Commission ("SEC") reporting company that identifies forward-looking statements and warns investors that actual results could differ materially from those in the forward-looking statements will not be liable for any private action arising under the Securities Act of 1933 based on such forward-looking statements

The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS

We are an international holding company concentrating on acquiring and developing companies engaged in both telecommunications-based technologies and services for electronic commerce. We are currently focusing our efforts on two lines of business - electronic commerce, including point of sale systems, and telecommunications. Through our subsidiary companies, we aim to deliver reliable, competitive and fully integrated carrier-quality telecommunications and electronic commerce solutions while providing the highest quality of customer service.

OVERVIEW AND OPERATIONAL PLAN

Providing facilities-based telecom services, we serve a fast growing customer base, offering the integration of leading-edge technology with the ability to upgrade and add services, as new technology becomes available. Our facilities-based system is designed for rapid adoption and integration of additional or upgraded services as well as new technology. The system's intelligence modifies the bundled services based on each customer's requirements. Our telecom subsidiary, Globalinx, completed, effective June 30, 2001, the acquisition of the operating assets of erbia Networks, Inc. ("erbia Networks") a long distance reseller with 20,000 customers throughout the United States. The erbia Networks acquisition and the lease purchase of a Siemens DSC/CS tandem switch located in New York is reflective of our strategy to aggressively acquire distressed telecom assets as we build our business. The erbia Networks acquisition includes state certification licenses to provide telecommunication services throughout the United States.

We also combine our services, enhanced with strategic expertise and technology, into specific market segments. These value-added services include market segments such as security related financial services. Transaction Verification Systems (TVS), a wholly owned subsidiary of ours, provides proprietary retail solutions to combat customer and employee theft or error at the point of sale. TVS produces integrated hardware (time-coded video surveillance) and "smart" software that remotely monitors all of a company's retail transactions for anomalies. We anticipate that as TVS technology is applied to point of sale smart cards, which include pre paid phone cards, as well as debit cards, our opportunity will substantially increase in this sector.

We were incorporated in Nevada as Geoasia Enterprises, Ltd. on July 17, 1996. On September 8, 1997, we acquired our current corporate name through a merger with Orion Technologies, Inc., a company engaged in the electronic commerce network business through a wholly-owned operating subsidiary, Orion Technologies (Canada), Inc. ("Orion Canada"). Prior to this merger, we did not engage in any business other than the investigation of various business opportunities.

From September 1997 to June 1999, through our ownership of Orion Canada, we were engaged in the development of a secure global electronic commerce network for use in markets within Southeast Asia along with the Association of Development Financing Institutions in Asia Pacific ("ADFIAP"). were to create a network of Southeast Asian development banks, all members of ADFIAP, through which we would provide a full range of electronic commerce products to the member banks and their customers. We abandoned this endeavor primarily due to the impact of the 1998-99 Asian economic recession on the ADFIAP member banks and throughout the Asia Pacific region. On June 15, 1999, we sold 100% of Orion Canada's capital stock to members of Orion Canada's management in exchange for 5,000,000 shares of preferred stock of a new company (eXcape.net, Inc.) formed to purchase Orion Canada; the surrender by Orion Canada's management of approximately 462,000 shares of our common stock which was cancelled; and assumption by the new company of the operating liabilities of Orion Canada and certain of our liabilities. We believe that the preferred stock of eXcape.net, Inc. we received has no value at December 31, 2000

In July 1999, we acquired two German companies, EZ Electronic Payment Systems (EZ Elektronische Zahlungssysteme GmbH) ("EZ") and EPS Electronic Processing (EPS Elektronische Processing Systems GmbH) ("EPS"), engaged in the business of renting point of sale equipment and processing transactions for electronic funds transfers at points of sales. In December 2000, we decided to cease operating and to dispose of these two German companies since their operations no longer were in line with our business focus and strategy. Their inability to generate positive cash flow and our inability to continue to fund these companies while they tried to expand their operations also contributed to our decision to dispose of these assets. In early 2001, we sold 100% of the capital stock of these companies to an individual who was one of the founders of these companies and who we purchased them from in 1999. This individual is a principal in Optimum Investment Finance AG, and is one of our shareholders.

In December 1999, we formed a Delaware corporation, Globalinx Corporation, as a wholly owned subsidiary for developing our telecommunication services business. Globalinx is offering telecommunication services today through a network of agents, resellers and direct sales. The services are purchased from a major international carrier and other enhanced service providers for resale to the customers with the web site as the primary point for account information and new service offerings. The customers are billed directly in all states. Globalinx had one major customer, serving many individual customers, and three small customers during 2000. The major customer declared bankruptcy late in the year, was reorganized and sold to another operating company early in 2001. We experienced some losses as a result of these events.

The next phase of growth for Globalinx will include completing the implementation of a multiple gateway switch based network and acquisition of additional customer bases. Globalinx will enhance the online billing and customer relations' database and implement proprietary value-added services via the network. Additional sales channels will be launched and the network expanded.

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

On June 30, 2000, we acquired all the issued and outstanding shares of TVS. In acquiring TVS, we anticipated an increasing market demand to remotely monitor point of sales cash transactions either through a web page or a company's local area network, wide area network, or its telephone system. We intend to transport, store and forward this type of security information allowing our customers to remotely program, view and interactively respond to cash registers, ATM machines, truck scales, car rental agencies and other environments where the need for data and analog or digital video is present.

RECENT DEVELOPMENTS SINCE DECEMBER 31, 2000

As mentioned above, pursuant to our business strategy to focus on adding a multiple gateway switch based network and the acquisition of additional customer bases in the telecommunications market, we have, since December 31, 2000, acquired the business operations of erbia Networks, Inc. through the execution of an asset purchase agreement, and have entered into a lease purchase agreement for a Siemen's DCO/CS tandem switch located in New York, New York.

ACQUISITION OF ERBIA NETWORKS

Effective June 30, 2000, we purchased a majority of the operating assets and assumed certain liabilities of erbia Networks, Inc. This acquisition substantially increases the customer base for Globalinx products. Founded in 1998, erbia Networks provides long distance services to more than 20,000 small office/home office (SOHO), small-to-medium enterprises and high-value residential customers nationwide. It also possesses a sizable agent base and customer care call center in Margate, Florida. The merger of the management teams and resources of Globalinx and erbia Networks, has provided Globalinx with the opportunity to expand its customer service capabilities and breadth of services offering to customers worldwide.

On April 19, 2001, which was prior to our acquisition of the operating assets of erbia Networks, we entered into an agreement with Qwest Communications, Inc, ("Qwest"), whereby we issued 200,000 shares of our common stock to Qwest in exchange for Qwest extending credit to erbia Networks and erbia Networks agreeing to pay us, under a promissory note agreement, $250,000. This note bears interest at 10% per annum.

Effective June 30, 2001, we acquired the operating assets of erbia Networks and entered into and / or completed the following transactions :

- We issued 300,000 shares of our common stock to erbia Networks, Inc, a company controlled by Arne Durhem, as the initial installment toward a total purchase price of $1,000,000 for the operating assets of erbia Networks to be paid in shares of our common stock over a one year period. It may be necessary for us to issue additional shares of common stock should on the sixth month anniversary date of closing, the value of the initial installment of 300,000 shares we issued be valued at less than $1,000,000. We would then be required to issue an additional number of shares of common stock equal to 50% of the remaining balance of the $1,000,000 divided by the market price on the sixth anniversary measurement date. Should on the twelfth month anniversary date, the value of the 300,000 shares plus any additional shares issued at on the sixth month anniversary measurement date be valued at less than $1,000,000, we would be required to issue additional shares of common stock so that the market value of the number of shares of common issued on the twelfth month anniversary measurement date plus the value of previously issued shares of common stock would equal $400,000 as final payment of our obligation to the seller. The seller has requested that 175,000 shares of the first 300,000 shares we issued be held by us in reserve on behalf of the seller, and transferred at its request to agents and certain creditors to settle certain of their obligations we did not assume in the acquisition.

        If our market price does not increase from our August 21, 2001 price of $0.70 per share at the measurement dates, we would be required to issue an additional 1,128,571 shares of common stock to erbia Networks, Inc. in order for the number of shares we issued times the market price to equal the total purchase price of $1,000,000.

- We issued 200,000 shares of our common stock to Arne Durhem, 100,000 shares as compensation for this individual to continue being guarantor for certain contracts, with the remaining 100,000 shares as part of a consulting agreement with this individual. Should we not be able to accomplish the release of this individual as a guarantor within six months following the date of closing, we have agreed to issue to this individual an additional 50,000 shares of our common stock. The Consulting Agreement is for a period of three months following closing and includes performance targets and bonus compensation opportunities.

- We entered into two promissory notes payable to Qwest Communications, Inc. totaling $821,106. These two promissory notes, one for $500,000 which represented the settlement amount due Qwest by erbia Networks prior to our acquisition and one for $321,106 which represented amounts due to Qwest from Globalinx, are due in six monthly payments beginning in August 2001 of $39,687, followed by six additional monthly payments of $106,744. Based on this payment schedule, and an effective interest at approximately 10%, these notes will fully amortize with the last monthly payment in July 2002.

- We issued 400,000 shares of common stock to Qwest as the initial installment for a total price of $400,000 to be paid in our common stock over a six month period as settlement of certain outstanding debts of Globalinx and erbia Networks due to Qwest, and for Qwest to permit us to transfer its customers under the Globalinx Resellers Agreement to the erbia Networks account. We delivered 400,000 shares at closing. It may be necessary for us to issue additional shares of our common stock should on the third month anniversary date of closing, the value of the 400,000 shares issued be valued at less than $400,000. We would be required to issue an additional number of shares of common stock equal to 50% of the remaining balance of the $400,000 divided by the market price on the third anniversary measurement date. Should on the sixth month anniversary date, the value of the 400,000 shares plus any additional shares issued on the third month anniversary measurement date be valued at less than $400,000, we would be required to issue additional shares of common stock so that the market value of the number of shares of common issued on the six month anniversary measurement date plus the value of previously issued shares of common stock would equal $400,000 as final payment of our obligation to Qwest.

        If our market price does not increase from our August 21, 2001 price of $0.70 per share at the measurement dates, we would be required to issue an additional 171,429 shares of common stock to Qwest in order for the number of shares we issued times the market price to equal the total amount of $400,000.

- We also agreed to pay other amounts due from Globalinx to Touch America totaling $22,459.

ACQUISITION OF THE NEW YORK SWITCH FACILITY

On May 1, 2001, the Company, through its wholly-owned subsidiary, Globalinx, entered into a lease purchase agreement with The Willis Group, Inc. of Houston, Texas, for a Siemen's DCO/CS tandem switch for a purchase price of $300,000. The lease agreement requires monthly payments of $15,000 to be credited against the total purchase price until paid in full. Payment of any balance due may be paid in full at any time without penalty. As of July 26, 2001, we have paid $35,000 of this obligation.

The switch is co-located in space provided by AT&T Local Services at the World Trade Center in Manhattan, New York. The switch is equipped to handle a capacity of 196 T1 ports.

The switch facility will allow Globalinx to offer facility based enhanced telecommunications solutions for our commercial and residential customer base and expand our network operations to include wholesale, pre-paid and existing post-paid services. Multiple global carriers are connected to the switch. The switch was operational and was in service as of August 21, 2001.

OUR PRODUCTS AND SERVICES,  AND THEIR MARKETS

We provide a full spectrum of integrated, telecom and information services through our Globalinx subsidiary. These services include switched services, local and dedicated services and value added services. Globalinx serves a fast-growing small office/home office and residential customer base offering the integration of leading-edge technology with the ability to upgrade and add services as new technology becomes available.

Through our wholly-owned subsidiary, TVS, we also offer manufactured hardware that inserts data from various devises onto analog or digital video signals. TVS's primary products are points of sale interface hardware and software programs. This includes over 200 different cash registers and point of sales software programs employed nationwide.

Globalinx markets its products through multiple channels, the most significant being a powerful sales channel of independent telecommunications agents and distributors. We also use telemarketing resources to acquire new customers and to migrate existing customers to new services.

TVS products are distributed through all the major video and point of sale distributors and a dealer network of over 300 national and independent dealers. The products are sold to national retail chains, independent retailers and government agencies.

INDUSTRY BACKGROUND

Our goal is to respond to market demand for a smarter, simpler way to stay in touch, with the ability to provide one number nationwide, global access, simple notification and handling of calls, voicemails, faxes and video. Ovum projects that Unified messaging will be a $31 billion opportunity by 2006. International Data Corp (IDC) projects that business e-mail boxes will increase by 13.5 percent, with hosted e-mail boxes growing faster at

35% annually between 1999 and 2003 while corporate will only increase by 9 percent. The Radicati Group states that while 96 percent of households have one or more phone lines, only 15 percent have service-provider-based voicemail. In both the residential and business markets, we have potential to earn large market share points through aggressive product packaging.

OUR STRATEGY AND MARKET OPPORTUNITY

To be successful, we intend to build a strong brand, establish a global presence, utilize leading-edge technology and execute our commitment to customer satisfaction. Growth strategies include leveraging the existing customer base by marketing higher margin products from the combined Globalinx and erbia Network offerings. Aggressive launch of Universal Communications product bundles in the 3rd and 4th quarters of 2001 will be designed to match the communications requirements of target markets (small/medium businesses, SOHO and high potential residential) and provide barriers to customer loss. Expanded channel programs and re-positioning of new and improved products and programs is intended to grow agent, partner and web distribution. Finally, the successful branding of Globalinx will promote revenue growth, customer loyalty and stakeholder value.

OUR COMPETITION

TELECOMMUNICATIONS - There are a number of regional competitors in the United States that market individual and bundled local and long distance telephone services to residential and small business customers. Among long distance service providers, we must compete with establish providers such as Qwest, MCI, and AT&T. If we are successful in negotiations to offer local telephone service, we will be competing against companies such as SBC and the regional Bell providers, including Bell South, Verizon, and others. Customers currently using regional Bell operating companies for their local services will also soon be able to choose new local savings plans just as they can select long distance providers today. Such discounts and plans will further increase our competition in the event that we are successful in offering local service. If we are successful in offering ISP services as intended, we would be competing against established companies such as Mindspring, Earthlink, and MSN. All of the above named competitors have significantly greater resources than we do and an established business record for offering their respective telecommunications services.

We are aware of far fewer telecommunications marketing companies that offer the bundled full range of services that we hope to offer in the future. Companies presently providing such bundled services include Communications 2000 and Sierra Networks. By bundling the various telecommunications services that we offer, we hope to provide additional value and savings to our customers, thereby gaining an advantage in the highly competitive telecommunications market. Globalinx will also face competition in marketing its telecommunications services to resellers. There are many resellers of telecommunications products that may compete with some of Globalinx's products and services.

POINT OF SALES SECURITY PRODUCTS - TVS's competition for its low-end system designed for the single point of sale with no analysis software is American Video Equipment. For the higher end, more robust products , we believe our primary competitor is Sensormatic. Within the banking industry we believe that Gyyr is our most significant and largest competitor. The TVS product is a niche product that is labor intensive to manufacture. We believe that TVS has been in business longer than the majority of its competitors, and that due to the limited number of small companies that manufacture products that compete with TVS, that TVS is currently market leader for products to remotely monitor point of sales cash transactions

OUR PRINCIPAL SUPPLIERS

Globalinx purchased long distance services primarily from Qwest, however, it also utilizes access through Bell South, AT&T, Global Crossing and others. As Globalinx continues to expand its telecommunications network and deliver our telecommunication services to end-users a significant amount of technology will be required, and we will need to contract or acquire the technical expertise to create some of the components of this network. We plan to partner with other companies that can provide the required technology and meet our requirements when appropriate. We do not believe that we will have difficulty identifying and obtaining the business or technical expertise necessary. The necessary hardware components are currently available from several commercial suppliers.

TVS manufacturers its products with a combination of off the shelf component parts which are available from several sources and suppliers.

We currently have good relationships with our vendors.

CURRENT DEPENDENCE ON A FEW MAJOR CUSTOMERS

As mentioned above Globalinx had four customers, one of which accounted for a large majority of Globalinx sales. Equalnet, Inc. declared bankruptcy under Chapter 11 on August 9, 2000. It continued operations under supervision of the court and continued to buy long distance services from Globalinx. In March 2001, Cierra Networks, who continued to purchase long distance services from Globalinx until June 30, 2001 bought Equalnet. Once in the hands of the court, Equalnet met its obligations to Globalinx in a timely manner. On June 30, 2001, we completed the acquisition of the assets of erbia Networks and thus acquired 20,000 new customers.

INTELLECTUAL PROPERTY

We seek to protect our intellectual property through a combination of copyright protection, trademark registrations and common law trademark protection, and trade secret laws. We do not have any patents or patents pending for our current product line, but we intend to evaluate the patentability of future products and will take appropriate action to patent any patentable inventions we develop.

GOVERNMENT APPROVAL

Globalinx is required to maintain communication operating licenses in each state it provides telecommunication services in. These licenses have to be renewed annually, and we believe that we are in good standing in all the states that we operate. We have hired professional counsel to assist us in managing compliance with the requirements of each of theses license. All licenses are current.

We are currently not in compliance with the reporting requirements of the Securities Exchange Act of 1934 and the rules of the National Association of Securities Dealers, Inc. ("NASD"). Our Annual Report on Form 10-KSB was due on March 30, 2001, our Form 10-QSB for the three months ended March 31, 2001 was due on May 15, 2001 and our Form 10-QSB for the three months ended June 30, 2001 was due on August 14, 2001. As a result these delinquencies the trading of our common stock on the OTC Electronic Bulletin Board operated by the NASD, under the trading symbol "ORTG" was suspended in April 2001 due to our failure to timely file reports required by NASD Market Rule 6530. Our common stock is currently traded in the gray market. We believe that we will be eligible to have our trading resume on the OTC Bulletin Board when we have filed our delinquent filings with the Securities and Exchange Commission. We are working to accomplish this.

EMPLOYEES

At December 31, 2000, the Company and its subsidiaries employed a total of 23 people. The Company utilizes free-lance and temporary personnel to support increased personnel requirements that arise from time to time. The Company is not a party to any collective bargaining agreements, and believes that relations with its employees are good.

ITEM 2.  DESCRIPTION OF PROPERTIES

The Company leases all its facilities. The table below sets forth certain information regarding these facilities as of June 30, 2000.

                                                                                               Approximate
Location                                                                                     Square Footage
-----------------------------------------------------------------------------------------------------------
Washington D.C. ...............................................................................      800
Falls Church, Virginia ........................................................................    3,000
Alpheretta, Georgia  ..........................................................................    4,079
McLean, Virginia ..............................................................................    1,200
Margate, Florida...............................................................................    2,000

-----------------------------------------------------------------------------------------------------------

We rent our corporate headquarters, located in Washington D.C., on a month to month basis. Transaction Verification Systems occupies a office and manufacturing facility located in Falls Church, Virginia. We abandoned the Alpheretta, Georgia office space previously occupied by Globalinx in late 2000, and do not intend to renew the lease when it expires on January 31, 2002. In connection with the disposal of our international subsidiaries, our lease for office space in Germany was eliminated in June 2001.

As part of the Asset Purchase Agreement dated June 30, 2001 with erbia Networks, we assumed operating leases for office space located in McLean, Virginia and for the call and collection center located in Margate, Florida. The corporate offices of Globalinx have been relocated to erbia Networks McLean, Virginia location.

In May 2001, we entered into a Lease Purchase Agreement for the acquisition of the New York switch, as discussed in Item 1 - Business. This switch is collocated in space provided by AT&T at the World Trade Center in Manhattan, New York. We have entered into a three-year Collocation Agreement with Teleport Communications New York, a wholly-owned subsidiary of AT&T for occupancy and services for the switch.

We believe our current facilities are suitable and adequate for our operations currently and for the foreseeable future.


ITEM 3.       LEGAL PROCEEDINGS

We are not a party to, nor is any of our property the subject of, any material pending legal proceedings.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted any matters to a vote of security holders since the June 2000 Annual Meeting of Stockholders.

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock was traded on the OTC Electronic Bulletin Board operated by the NASD, under the trading symbol "ORTG" until April 2001 at which time the trading of our common stock on the OTC Bulletin Board was suspended due to our failure to timely file reports with the SEC, as required by NASD Market Rule 6530. Our common stock is currently traded in the gray market. We will be eligible to have trading resume on the OTC Bulletin Board when we have satisfied certain filing requirements with the Securities and Exchange Commission, which we are working to accomplish.

The following table states the high and low quotation information by quarter for our common stock based on actual trading, as reported by the OTC Bulletin Board.

     1999:                                                                              High         Low
     -----                                                                              ----         ---
         First Quarter ............................................................... $ 0.81 (1) $ 0.22 (1)
         Second Quarter ..............................................................   0.47 (1)   0.16 (1)
         Third Quarter................................................................   4.20       1.50
         Fourth Quarter...............................................................   3.38       1.19

     2000:
     -----
         First Quarter................................................................   9.13       2.50
         Second Quarter...............................................................   8.00       5.25
         Third Quarter................................................................   6.19       2.44
         Fourth Quarter...............................................................   3.63       1.13

     2001:
     -----
         First Quarter................................................................   3.00       0.72
         Second Quarter...............................................................   0.99       0.12

(1) - Does not reflect the impact of a 20 to 1 reverse stock split which occurred on July 9, 1999.

On, August 21, 2001, the closing quotation for our common stock as reported on the gray market was $0.70. You should obtain current market quotations for our common stock because the market price of our stock may fluctuate greatly. You can obtain these quotations from various websites or by calling your broker.

HOLDERS

As of December 31, 2000 there were 142 holders of record of our common stock. There were 951,071 common shares or 18% of our common stock held by CEDE & Co. for street name shareholders at December 31, 2000.

DIVIDENDS

We have never declared or paid a cash dividend on our common or preferred stock, and do not intend to pay any cash dividends in the foreseeable future. We intend to retain earnings, if any, to finance the development and expansion of our business. Paying dividends in the future will depend upon, among other things, our ability to generate earnings, need for capital and overall financial condition.

SALES OF UNREGISTERED SECURITIES

We have made the following sales of unregistered common stock during the years ended December 31, 2000.

-----------------------------------------------------------------------------------------------------------------
                                                                   NUMBER OF
      DATE                         PURCHASER                        SHARES      CONSIDERATION       EXEMPTION
-----------------------------------------------------------------------------------------------------------------
    Various       Several Private Placement Purchasers             1,462,970     $ 2,018,206       Regulation S
-----------------------------------------------------------------------------------------------------------------
    2/22/00       Former Hancock Holdings, Inc. Shareholders         150,000   Shares Exchange     Section 4(2)
-----------------------------------------------------------------------------------------------------------------
     5/6/00       Jan A.J. Bout                                        3,000    Directors Fee      Regulation S
-----------------------------------------------------------------------------------------------------------------
    5/12/00       Klaus Maedje                                         9,736       Services        Regulation S
-----------------------------------------------------------------------------------------------------------------
    05/25/00      Former Special Billing Account Group, Inc.          20,000    Share Exchange     Section 4(2)
                  Shareholders
-----------------------------------------------------------------------------------------------------------------
    06/30/00      Former Transaction Verification System,            231,797   Shares Exchange     Section 4(2)
                  Inc. Shareholders
-----------------------------------------------------------------------------------------------------------------
    12/09/00      Mathew Marcus (1)                                  125,000       Services        Section 4(2)
-----------------------------------------------------------------------------------------------------------------


(1) We issued a total of 225,000 shares of our common stock to Matthew Marcus of which we registered 100,000 shares pursuant to the filing of a Form S-8 for the Consulting Agreement with Matthew Marcus filed with the Securities and Exchange Commission on December 22, 2000.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our financial statements have been presented on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. We have experienced losses since our inception, currently have a significant working capital deficit, and are in the need of additional capital investment. Our auditors have included a fourth paragraph in their Report of Independent Certified Public Accountants, drawing attention to factors which raise substantial doubt about our ability to continue as a going concern. We are hopeful, that with our recent acquisition of the business assets of erbia Networks and the disposal of EZ and EPS that our operating results will improve. However, there can be no assurances that positive results will occur. We may continue to experience adverse results of operation in the future, and may not be able to satisfy our current obligations in the normal course of business or obtain additional investment capital on terms acceptable to us, or at all.

Prior to April, 2001, our common stock was traded on the OTC Bulletin Board, a service operated by the Nasdaq Stock Market, Inc. under the trading symbol "ORTG". Our common stock was removed temporarily from the OTC Bulletin Board in accordance with NASD Market Rule 6530 and we are currently listed in the gray market until we qualify for relisting, which we are working to accomplish

OVERVIEW OF OUR BUSINESS AND RESULTS OF OPERATIONS

Our focus is on providing telecommunications services and electronic commerce (point of sale) equipment. In December 1999, we formed Globalinx, a wholly owned subsidiary that is concentrating on providing integrated telecommunications services, which includes the resale of long distance telephone time and in March, 2000 acquired Special Accounts Billing Group, Inc. In May 2001, we entered into a lease purchase agreement with The Willis Group, Inc. of Houston, Texas, for a Siemen's DCO/CS tandem switch, which is collocated in space provided by AT&T Local Services at the World Trade Center in Manhattan, New York. In June 2001 we purchased the operating assets of erbia Networks to expand our network of telecommunications customers and to enhance our value-added bundled services. erbia Networks provides long-distance services to more than 20,000 customers. With the acquisition of the switch in New York and erbia Networks, we consider ourselves to be a facilities based reseller of bundled telecommunications services, including long distance time.

In January 2000, we entered into a loan agreement with Rodan Telecom Sp.zo.o ("Rodan") a Polish company, under which we agreed to lend Rodan up to $350,000 in three installments - $100,000 on or before January 21, 2000; $150,000 on or before April 21, 2000; and the final installment of $100,000 due on or before July 21, 2000. As of the date of this report we have lent only the first installment of $100,000. The other installments have not been requested. The loan bears interest at 1% with repayment beginning in March 2003. The loan, if the full amount is lent, is convertible into a one-third equity interest in Rodan. The current amount we have lent to Rodan of $100,000 is convertible into approximately a 10% interest. In early October 2000, one of the investors in Rodan, Zeto-Rodan sold a majority stake to Softbank, a major investor in Polish telecommunications software. One of the other investors, CG Parkiet, also has informed us that they had recently sold a majority interest in their company to Polish Telecom. As both new stakeholders in Rodan have shown independent interest in acquiring a majority interest in the company, we have offered to sell our interest to the highest bidder, but are currently not in negotiations. Our plans to make the final advances under the loan agreement have been put on hold since Rodan has informed us they are not currently in need of any additional amounts from us, and we have no foreseeable plans to lend additional funds to Rodan.

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

On June 30, 2000, we entered into an Agreement and Plan of Merger with TVS. TVS manufactures and sells products and electronic systems that enhance the capabilities of Point of Sale (POS) equipment to verify individual transactions and document any evidence of theft. The equipment interfaces with cameras, videotape, and ATM's or cash registers, to ensure the integrity and accuracy of transactions for retailers and banks. The market and customer base is similar to that of EZ (small to mid-size banks, retail and commercial businesses). To date, TVS has concentrated its marketing efforts in the United States. Existing TVS management remained in place to work closely with our senior executives to grow the customer base and products. If and when additional capital is necessary we plan to provide TVS with the necessary funds and strategic resources to grow its business.

Pursuant to the Agreement and Plan of Merger, TVS shareholders exchanged all of their issued and outstanding shares of TVS common stock for 200,300 shares of our common stock. Each share of the TVS Preferred Stock, of which 20,000 shares were issued and outstanding at the time of the merger, was converted into either the right to receive a promissory note from us in the amount of $10 per share, or upon the holder's providing proper notice to us the right to convert each TVS Preferred share into 2.5 shares of our common stock. As of December 31 , 2000, the holders of 12,706 and 7,294 shares of TVS Preferred Stock elected to convert their TVS Preferred Stock into 31,767 shares of our Common Stock and into promissory notes totaling $72,940, respectively. We are currently in default on the repayment of these promissory notes although we have remained current on interest payments. The promissory notes bear 8% per annum simple interest, with principal and interest due and payable on December 31, 2000, and are guaranteed by the Company. We are negotiating with the note holders to satisfy the debt and/or obtain an extension of the due date.

On October 3, 2000, we signed a non-binding letter of intent to lease and or buy seven telecommunications switches, all Siemen's DCO/CS from NetCo Acquisitions Corp. (NetCo) for a price of $2,100,000. An initial down payment of $300,000 was to be paid to NetCo at closing, with an additional $250,000 due to the seller on or before January 1, 2001. This letter of intent was allowed to expire on January 1, 2001 when Orion was unable to make the initial down payment. As briefly noted above, On May 1, 2001, we entered into a lease purchase agreement with The Willis Group, Inc. of Houston, Texas, for a Siemen's DCO/CS tandem switch with a purchase price of $300,000. The lease agreement requires monthly payments of $15,000 to be credited against the total purchase price until paid in full. Payment of any balance due may be paid in full at any time without penalty. As of July 26, 2001 we have paid $35,000 of this obligation.

The switch is collocated in space provided by AT&T Local Services at the World Trade Center in Manhattan, New York. The switch is equipped to handle a capacity of 196 T1 ports.

The switch facility will allow Globalinx to offer facility based enhanced telecommunications solutions for our Commercial and Residential customer base and expand our network operations to include Wholesale, Pre-Paid and existing post-paid services. Multiple global carriers will be connected to the switch. The switch is operational and was in service on August 21, 2001.

Effective June 30, 2000, the Company, through its wholly-owned subsidiary - Globalinx, purchased the majority of the operating assets and assumed certain liabilities of erbia Networks, Inc. and related companies. This acquisition substantially increases the customer base for Globalinx products. Founded in 1998, erbia Networks provides long distance services to more than 20,000 small office/home office (SOHO), small-to-medium enterprises and high-value residential customers nationwide. It also possesses a sizable agent base and customer care call center in Margate, Florida. By merging the management teams and resources of Globalinx and erbia Networks, Globalinx expands its customer service capabilities and breadth of services offering to customers worldwide.

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 2000 AND 1999

For the years ended December 31, 2000 and 1999, we experienced net losses of $9,929,064 or $2.25 per share of common stock and $2,602,828 and $1.50 share of common stock, respectively. The loss for the year ended December 31, 2000 was caused by a combination of items, the largest being a non-cash general and administrative related charges totaling $4,147,014 we recorded in connection with the granting of stock options for the purchase of shares of our common stock at a 75% discount to market price and the issuance of 225,000 shares of our common stock to a consultant; operating losses incurred in our operating subsidiaries, which include TVS and Globalinx; expenses and costs related to our discontinued operations totaling $2,306,835; and corporate administrative expenses we incurred. Since we accounted for the acquisition of TVS using the purchase method the results of operations of TVS have been included since July 1, 2000.

We anticipate that the June 2001 acquisition of the operating assets and customer base of erbia Networks will enable us to add product offerings and services that are in our areas of focus, and will contribute both revenues and cash flows once fully integrated and operational.

Due to the recent acquisition of the operating assets of erbia Network, the New York Switch and the discontinuance of our European operations, we believe that our current operations are not indicative of our future operations. It is difficult for us to predict what those operations will consist of, since we are in the process of refining our focus and building our Company. Our current focus includes additional acquisitions all of which would be subject to the Company being able to obtain financing on acceptable terms.

REVENUES

Our revenue from continuing operations for the years ended December 31, 2000 was as follows.

                                                               2000
                                                          ---------------
Sale of TVS products                                  $          861,621
Resale of long distance services by Globalinx                    531,030
                                                          ---------------

                                                      $        1,392,651
                                                          ===============

Since we accounted for the operations of EZ and EPS as discontinued operations, and these were the only companies which generated revenue during the year ended December 31, 1999, we had no revenue from continuing operations during the year ended December 31, 1999.

As mentioned above, we only began recording the operations of TVS on July 1, 2000. Had the revenue of acquisition of TVS occurred on January 1, 2000, total revenue for the year ended December 31, 2000 would have been approximately $2,315,000. In addition, we generated rental and transaction processing of point of sale (POS) terminals of approximately $108,000 and $63,000 by EZ in Germany during the years ended December 31, 2000 and 1999, respectively, which are included in discontinued operations.

COST OF SERVICES AND GOODS SOLD

During the year ended December 31, 2000 cost of services provided and goods sold was as follows.

                                                               2000
                                                          ---------------
Cost of goods sold by TVS                             $          434,371
Cost of services provided by Globalinx                           496,653
                                                          ---------------

                                                      $          931,024
                                                          ===============


As explained above, all of the revenue and related costs during the year ended December 31, 1999 resulted from the operations of EZ and EPS, which are accounted for as discontinued operations.

Costs we incur related to the sale of point of sale security products by TVS consist of primarily of material and labor costs incurred in producing the products. Gross margins at TVS are relatively stable at approximately 50%, and are expected to remain at this level in the future. Our cost of the services provided by Globalinx consists primarily of the cost of long distance services we purchase. We believe that, as our customer base increases and our revenues grow, our costs will increase. However, as our customer base expands and we diversify our product offerings, we expect to experience an improvement in our overall gross margin.

SALES AND MARKETING

During the year ended December 31, 2000 we incurred sales and marketing costs in both our Globalinx and TVS subsidiaries totaling $220,404. We anticipate that we will incur increased sales and marketing costs in these subsidiaries as we introduce new products, expand our markets and integrate acquisitions, like erbia Networks, into our business.

All our selling and marketing costs incurred in 1999 were attributable to our discontinued operations.

GENERAL AND ADMINISTRATIVE

During the years ended December 31, 2000 and 1999, we incurred general and administrative expenses totaling $3,373,995 and $533,688, respectively. Our general and administrative expenses have increased during the year ended December 31, 2000 as a result of our expanded corporate infrastructure; addition of personnel due to the expansion of Globalinx and our acquisition of TVS; cost incurred by acquisitions we completed during the year ended December 31, 2000; and the expansion of our product services offerings. We expect this trend to continue in the future. During the first and second quarter of 2000, we incurred significant legal and accounting fees in preparation of the required Form 8-K/A filing necessary to become re-listed on the OTC Bulletin Board. We anticipate continuing to incur professional fees in the normal course of our business and in connection to future acquisition and strategic alliances, and do expect that overall, professional fees will decline in the future. We also experienced what we believe to be the following significant non-recurring costs.

- During the second quarter of 2000, we incurred a non-recurring cost in connection with the acquisition of Hancock of $110,000 related to a consulting agreement.

- During the year ended December 31, 2000, we wrote off $330,000 we had previously advanced to Telefreedom. We had advanced this amount to Telefreedom in anticipation of acquiring this company, but during our due diligence period decided not to pursue acquisition, and management came to the realization that the amount previously advanced would not be collectable.

We also incurred non-cash general and administrative related compensation charges totaling $4,147,014 related to the granting of stock options for the purchase of 1,450,000 shares of the Company's common stock at a 75% discount to market price to certain of our executive officers and employees, the issuance of 225,000 shares of our common stock in connection with a Consulting Agreement, which at the date of grant had a fair market value, based on the price of our stock on the OTC Bulletin Board on the date of grant of $421,875 and amounts we accrued at year end and settled in exchange for the issuance of stock options for the purchase of 500,000 shares of our common stock on May 5, 2001. We granted the options on May 5, 2001, for the purchase of 500,000 shares of our common stock with an exercise price of $0.13 per share for services performed during the year ended December 31, 2000 as follows: A. Frans Heideman - 200,000 shares; James McComas - 200,000 shares; Preston Riner - 100,000 shares. The exercise price of the options was set at 25% of the market price of our common stock on the date of grant. We do not anticipate that we will continue to grant options to our officers, employees or others at such a significant discount to our market price in the future.

AMORTIZATION AND DEPRECIATION

Amortization and depreciation expense was $ 153,434 for the year ended December 31, 2000 and relates primarily to the amortization of goodwill and other intangibles we recorded in connection with our acquisitions of TVS, SABG, and the write-off of $112,500 of goodwill we recorded in connection with our acquisition of Hancock, which was deemed to be impaired. Since we plan to complete additional acquisitions in the future and anticipate purchasing property and equipment used in the operation of our businesses, we expect that amortization and depreciation expense will also continue to increase.

Goodwill of $1,368,225 (net of $1,082,657) of accumulated amortization related to the acquisition of EZ and EPS has been pushed down to the individual entities and is included in the loss on disposal of EZ and EPS in the statement of operations. Amortization of goodwill related to the acquisition of EZ and EPS included in loss from discontinued operations was $612,720 and $469,937 for the years ended December 31, 2000 and 1999, respectively.

INCOME TAXES

There was no provision for federal or state income taxes for the period from our inception due to our operating losses. At December 31, 2000, we had net operating loss carryforwards for income tax purposes. A valuation allowance has been established and, accordingly, no benefit has been recognized for our net operating losses and other deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCE

Since December 31, 2000, we have raised $139,560 from the sale of 449,000 shares of our common stock in offshore private sales.

In March 2000, the Company entered into a Funding and Subscription Agreement (the "Agreement")with Optimum Investment Finance AG. (OIF) for the sale of up to 1,000,000 shares of the Company's common stock to OIF at a minimum price of $4.00 per share, subject to adjustment, as set forth in the Agreement. As of December 31, 2000, the Company had received $1,098,873 from the purchase of 245,558 shares of Company common stock under this Agreement. Due to stock market conditions, we have adjusted to purchase price to reflect current market conditions, and while OIF continues to support us, and is attempting to raise additional capital for us, they may not be able to meet our needs. Therefore, we are actively pursuing other sources of capital.

During the year ended December 31, 2000, we received a total of $2,018,206 from OIF for the purchase of 1,462,970 shares of our common stock.

At December 31, 2000, the line of credit available for use by TVS for up to $100,000 expired on June 30, 2001. At December 31, 2000, we had drawn approximately $78,000 under this line of credit. Repayment of this line of credit is guaranteed by certain current employees and former stockholders of TVS. As of July 31, 2001, we have terminated this line of credit, and have entered in an agreement with the bank to repay the $35,000 outstanding under this line in monthly installments of $6,000 over the next six months.

Net cash used in operating activities for the year ended December 31, 2000 was $1,802,838 used primarily to fund the negative cash flow operations of the Company and its subsidiaries, and included certain start up expenses associated with Globalinx.

Net cash used in investing activities of $517,146 consisted primarily of advances of $330,000 to an potential acquisition candidate, as described above, the $100,000 we lent to Rodan Telecom, purchase of equipment for Globalinx, and net cash paid related to the acquisitions of SABG.

We expect to increase our capital expenditures and enter into lease commitments in the future consistent with our anticipated growth in operations, infrastructure and personnel.

Net cash generated from financing activities was $2,278,444 during the year ended December 30, 2000 from the sale of our common stock and the issuance of promissory notes.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets, and the satisfaction of liabilities in the normal course of business. However, our auditors have included in their Report of Independent Certified Public Accountants a fourth (explanatory) paragraph drawing attention to factors that raise substantial doubt about our ability to continue as a going concern. We have experienced net losses since our inception, currently have a significant working capital deficit, and are in immediate need of additional investment capital.

Although we expect operating results to improve, there can be no assurances that positive results will occur. We may continue to experience adverse results of operation in the future, and we will not be able to satisfy our current obligations in the normal course of business or obtain additional investment capital on terms acceptable to us, or at all. We believe that without additional investment capital we will not have sufficient cash to fund our planned activities in the near future, and we will not be able to continue operating. As such, our continuation as a going concern is dependent upon our ability to immediately raise additional financing followed by the successful development and introduction of our products and services to market. Our anticipated cash flows from our 2001 operations is largely dependent upon our ability to achieve our sales and gross profit objectives from our current products and the new products we launched in 2001 in connection with our acquisition of erbia Networks. These factors among others may indicate that we will be unable to continue as a going concern. We are actively pursuing additional equity financing to provide the necessary funds for working capital. As described above we entered into a Funding and Subscription Agreement under which up to $4,500,000 was to be provided to us. We believed at that time that the funds provided under this Agreement and our cash flows from operations would have been sufficient to meet our operating plans, however, we have not received the funding contemplated in this Agreement, and we are currently negotiating with other sources of investment capital for the needed funds. We cannot assure you that we will be able to locate the needed funds or that should we locate these funds, that they will be on terms acceptable to us.

DISCONTINUED OPERATIONS AND ADVANCE WRITE-OFF

During the fourth quarter of 2000, our board of directors, by unanimous written consent, decided to divest of EZ and EPS, both wholly-owned subsidiaries the Company acquired in June of 1999 (collectively referred to as the "EZ entities"). We divested EZ and EPS in connection with our change in strategy detailed in "Item I, Description of Business", since the companies operations no longer fit our long term strategy. We divested of EZ and EPS in an effort to reduce overall costs and limit our ongoing cash requirements. The EZ entities were not profitable and required cash infusions from us in order to continue operating. We did not believe that the operations of the EZ entities would be self sustainable any time in the foreseeable future, and did not believe that it was appropriate for the Company to use its limited capital to continue funding their operations. The EZ entities were engaged in the business of rental of point of sale equipment and processing transactions for electronic funds transfers at points of sales in Germany.

The stand alone operations of EPS were suspended in 1999 and taken over by EZ. EZ continued these activities until January 31, 2001 when pursuant to a sales agreement dated January 26, 2001, EZ assigned all of its assets used in its payment transaction business (including payment transaction terminals, accounts receivables and customer contracts) to cardtech Card & POS Service GmbH beginning on February 1, 2001 to satisfy its obligations. Through a German notarized contract, dated June 21, 2001, we sold all of the issued and outstanding capital shares of the EZ entities to an individual, who was one of the previous owners of the EZ entities, a current shareholder of ours and a principal of OIF for a nominal purchase price.

The operations of EZ and EPS has been classified as a discontinued operation for financial reporting purposes.

Before we merged with Hancock Holdings in March 2000 our business consisted of the operations of a subsidiary, Orion Canada, that was heavily focused on eCommerce in the banking business in Asia Pacific. We divested of Orion Canada on June 15, 1999 due to its sustaining of material losses and our belief that such losses could not be easily remedied.

In March 2000, we entered into a non-binding letter of intent for the acquisition of a 40% interest in Telefreedom, a privately held affinity and network marketer of pre-paid telecommunications services. As part of this agreement, we lent this entity $250,000 under a promissory note agreement and advanced it an additional $80,000. This note pays interest at 8% and is due on March 9, 2001, subject to acceleration if certain performance criteria are not met, and is secured by the assets of the entity. Due to non-performance, we had noticed this entity that this note was in default and requested repayment of the $330,000 previously advanced. We have written off the balance of this advance at December 31, 2000 and are no longer pursuing collection or acquisition of this entity. The write-off of this amount is included in general and administrative expenses for the year ended December 31, 2000.

FACTORS THAT MAY AFFECT FUTURE RESULTS

We have listed a number of factors that we believe could also contribute to significant fluctuations in operating results, which may result in volatility in the price of the Company's common stock. The Company also notes that the price of its common stock has decreased significantly and that we are not, as of the date of this filing, in compliance with the reporting requirements of the Securities and Exchange Commission. Our delinquency has led us to be delisted from the OTC Bulletin Board and we currently trade on the gray market. We believe that there are several risks of purchasing and holding shares of our common stock. Investors should consider investments in our common stock as speculative, and in making such an investment, the investor should be prepared to lose their entire investment.

WE HAVE A LIMITED OPERATING HISTORY ON WHICH YOU CAN EVALUATE OUR BUSINESS AND OUR PROSPECTS.

As described in Item 1, "Description of Business", we were incorporated in Nevada as Geoasia Enterprises, Ltd. on July 17, 1996. We have acquired and disposed of several companies as we defined our operating plan as outlined below.

        - On September 8, 1997, we acquired our current corporate name through a merger with Orion Technologies, Inc., a company engaged in the electronic commerce network business through a wholly-owned operating subsidiary, Orion Technologies (Canada), Inc. ("Orion Canada"). Prior to this merger, we did not engage in any business other than the investigation of various business opportunities. From September 1997 to June 1999, through our ownership of Orion Canada, we were engaged in the development of a secure global electronic commerce network for use in markets within Southeast Asia. We abandoned this endeavor primarily due to the impact of the 1998-99 Asian economic recession on the ADFIAP member banks and throughout the Asia Pacific region and on June 15, 1999, we sold 100% of Orion Canada's capital stock to members of Orion Canada's management.

        - In July 1999, we acquired two German companies, EZ Electronic Payment Systems ("EZ") and EPS Electronic Processing ("EPS") engaged in the business of renting point of sale equipment and processing transactions for electronic funds transfers at points of sales. In December 2000, we decided to cease operating and to dispose of these two German companies since their operations no longer were in line with our business focus and strategy, they were unable to generate positive cash flow; and we were unable to continue to fund these companies while they tried to expand their operations. We sold 100% of the capital stock of these companies to an individual who was one of the founders of these companies and who we purchased them from in 1999, and who is one of our shareholders, for a nominal amount.

        - In December 1999, we formed a Delaware corporation, Globalinx Corporation, as a wholly-owned subsidiary for developing our telecommunication services business.

        - On February 22, 2000, we acquired all of the issued and outstanding shares of Hancock pursuant to the Agreement. Prior to this acquisition, Hancock did not engage in any material business and we acquired Hancock to obtain listing on the NASDAQ Bulletin Board.

        - On June 30, 2000, we acquired all the issued and outstanding shares of TVS, a company that manufactures point of sale equipment.

        - In May 2001, we entered into a lease purchase agreement for a Siemen's DCO/CS tandem switch which is collocated in space provided by AT&T Local Services at the World Trade Center in Manhattan, NY.

        - Effective June 30, 2001, the Company, through its wholly-owned subsidiary - Globalinx, purchased the majority of the operating assets and assumed certain liabilities of erbia Networks, Inc.

We have been clarifying our business plan and are currently focusing our attention on providing telecommunications services. As is evident from the above chronology of our acquisitions and dispositions, we have a limited history of operations on which you can evaluate our business and our future prospects. In addition, our future prospects must be considered in light of the risks encountered by companies like us in developing products and services in rapidly changing markets, like the telecommunications market. Some of the risks we face include our ability to attract and retain customers; hire aggressively to expand our services, sales and marketing efforts; integrate our acquisitions of TVS and erbia Networks; negotiate and maintain favorable strategic relationships; and plan and manage our growth effectively. If we fail to manage these risks successfully, our business could be significantly harmed.

Our auditors have included in their Report of Independent Certified Public Accountants an explanatory paragraph drawing attention to factors that raise substantial doubt about our ability to continue as a going concern.

WE HAVE INCURRED LOSSES SINCE OUR INCEPTION AND EXPECT TO INCUR LOSSES IN THE FUTURE.

We have incurred operating losses since our inception and have accumulated a deficit of $43,114,502. During the years ended December 31, 2000 and 1999, we incurred net losses of $9,929,064 (including $4,147,014 of non-cash employee and consultant compensation) and $2,602,828, respectively. We have only owned TVS for a short period of time, since our acquisition of this company on June 30, 2000, and we first introduced our telecommunication products to market in early 2000. We have had limited sales as we develop our sales and marketing channels. While we expect our sales to increase in the future, we cannot assure you that we will experience such growth. Our future prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new and rapidly evolving industries. To address these risks and achieve profitability and increased sales levels, we must, among other things, establish and increase market acceptance of our products and systems, respond effectively to competitive pressures, offer high quality customer service and support, introduce, on a timely basis, advanced versions and enhancements of our products and successfully market and support such advanced versions and enhancements.

We expect to continue to incur operating losses in 2001 and may incur operating losses thereafter. We cannot assure you that we will achieve or sustain significant sales or profitability in the future. We have not been able to fund our operations from cash generated by our business, and we may not be able to do so in the future.

Failure to secure critically needed additional financing will have a material adverse effect on our business, financial condition and results of operations. If additional funds are raised through the issuance of equity securities, the net tangible book value per share may decrease, the percentage ownership of our current stockholders may be diluted and such equity securities may have rights, preferences or privileges senior or more advantageous to our common stockholders.

We also can provide no assurance that additional financing will be available on terms favorable to us, or at all. If adequate funds are unavailable or are not available on acceptable terms, we may not be able to take advantage of unanticipated opportunities, develop new products or otherwise respond to competitive pressures. Such inability could have a material adverse effect on our business, financial condition or results of operations.

PURCHASES AND SALES OF OUR COMMON STOCK ARE SUBJECT TO THE PENNY STOCK REGULATIONS, AND THESE REGULATIONS MAY LIMIT TRADING IN OUR STOCK.

Our common stock has a market price of less than $5.00 per share. The SEC adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price less than $5.00 per share, subject to certain exceptions. During periods when our common stock does not qualify for inclusion on the OTC Bulletin Board, the common stock will be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure statement relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our common stock and may affect the ability of investors to sell our common stock in the public market.

THE TRADING OF OUR COMMON STOCK ON THE OTC ELECTRONIC BULLETIN BOARD HAD BEEN SUSPENDED, WHICH MAY LIMIT TRADING IN OUR COMMON STOCK.

Our common stock was traded on the OTC Electronic Bulletin Board operated by the NASD, under the trading symbol "ORTG" until April 2001 at which time the trading of our common stock on the OTC Bulletin Board was suspended due to our failure to timely file reports with the SEC, as required by NASD Market Rule 6530. Our common stock is currently traded in the gray market. We will be eligible to have trading resume on the OTC Bulletin Board when we have satisfied certain filing requirements with the Securities and Exchange Commission, which we are working to accomplish. If we are unable to have the trading of our common stock resume on the OTC Bulletin Board, the ability of our stockholders to sell our common stock in the public market may be adversely affected.

TECHNOLOGY-RELATED STOCK PRICES ARE ESPECIALLY VOLATILE AND THIS VOLATILITY MAY DEPRESS OUR STOCK PRICE.

The stock market has from time to time experienced significant price and volume fluctuations which have particularly affected the market prices of the stocks of high technology and Internet-related companies, including companies like us, and which may be unrelated or disproportionate to the operating performance of particular companies. Factors such as quarterly variations in actual or anticipated operating results, changes in earnings estimates by analysts, market conditions in the industry, analysts' reports, announcements by competitors, regulatory actions or other events or factors, including the risk factors described in this annual report and general economic conditions may have a significant effect on the market price of our common stock. This broad market and industry volatility may reduce the value of our common stock, regardless of our operating performance. Due to this volatility, the value of our common stock could significantly decrease.

WE HAVE NEVER PAID DIVIDENDS, AND YOU SHOULD NOT EXPECT TO RECEIVE DIVIDENDS IN THE FUTURE.

We have never paid dividends on our common stock and do not expect to pay any dividends for the foreseeable future.

IF WE ARE UNABLE TO MEET THE RAPID TECHNOLOGICAL CHANGES OUR EXISTING PRODUCTS AND SERVICES COULD BECOME OBSOLETE.

We are involved in the development and introduction of new services, products and applications. A number of risks are inherent in this process. The development of new technologies and products is increasingly complex and uncertain and this can delay the introduction of new technology and products. It further requires close collaboration and continued technological advancement involving multiple hardware and software design teams and outside suppliers of key components. The failure of any one of these elements could cause new products to fail to meet specifications or to miss aggressive time tables that we may establish. As the variety and complexity of our service and product lines increase, the process of planning production and inventory levels also becomes more difficult.

Short product life cycles place a premium on our ability to manage the transition from current products to new products. Our results could be adversely affected by factors such as development or manufacturing delays, variations in product costs, and delays in customer purchases of existing products in anticipation of the introduction of new services and products and the rapidly changing landscape of emerging standards.

Because we are still developing the market for our products, it is difficult to predict our future growth rate, if any, and the size of our market. We cannot assure you that the market for our products and services will develop or be accepted in the market. If we are unable to develop a market or it develops more slowly than we expected our business, financial condition or results of operations will be materially adversely affected.

OUR EXECUTIVE OFFICERS AND CERTAIN KEY PERSONNEL ARE CRITICAL TO OUR BUSINESS AND THESE OFFICERS AND KEY PERSONNEL MAY NOT REMAIN WITH US IN THE FUTURE.

 Our future success depends upon the continued service of our executive officers and other key personnel. If we lose the services of one or more of our executive officers or key employees, or if one or more of them decide to join a competitor or otherwise compete directly or indirectly with us, our business, operating results and financial condition could be harmed. In particular, our founders, A. Frans Heideman, our President, James McComas, our Chief Financial Officer, Preston Riner, the president of Globalinx and Robert Stocker, the president of TVS would be particularly difficult to replace. The loss of any of these individuals, or other future key employees, would have a material adverse effect on us.

OUR BUSINESS AND GROWTH WILL SUFFER IF WE ARE UNABLE TO SUCCESSFULLY HIRE AND RETAIN KEY PERSONNEL.

We believe that our future success depends in large part on our ability to attract, train, motivate and retain highly skilled employees. We may be unable to retain our key employees or retain other highly qualified employees in the future. The failure to attract and retain the necessary managerial, marketing, merchandising, operational, customer service, technical, financial or administrative personnel could harm our business. In addition, as we grow and add additional product and service offerings, we anticipate a need to further develop and expand our products. Competition for highly skilled and qualified technical people is intense. We cannot be certain we will be able to attract and retain a sufficient number of qualified technical people or outside consultants.

THE MARKETS IN WHICH WE OPERATE ARE HIGHLY COMPETITIVE AND WE MAY BE UNABLE TO SUCCESSFULLY COMPETE AGAINST NEW ENTRANTS AND ESTABLISHED COMPANIES WITH GREATER RESOURCES.


The markets in which we operate are extremely competitive and can be significantly influenced by the marketing and pricing decisions of the larger industry participants. There are limited barriers to entry in either the electronic commerce or the telecommunications markets in which we compete. We expect competition in these markets to intensify in the future. Competition for customers in the markets in which we compete is often focused on the basis of price and, to a lesser extent, on the basis of the type and quality of service offered. Increased competition could force us to reduce our prices and profit margins.

THE MARKET FOR OUR ELECTRONIC COMMERCE AND TELECOMMUNICATIONS SERVICES AND PRODUCTS IS NEW AND EVOLVING AND WE CANNOT PREDICT WHETHER THE MARKET WILL CONTINUE TO GROW.

The market for point of sale and telecommunications services is new and rapidly evolving. Although we expect demand for these services to grow, we cannot assure you that this growth will occur. Certain critical issues concerning commercial viability of these services, including security, reliability, ease and cost of access and quality of service, may develop and may negatively impact our growth. To be successful, we must develop and market our services in a rapidly changing marketplace. Therefore, there is a risk that our services will become obsolete.

THE TELECOMMUNICATIONS INDUSTRY IS UNDERGOING RAPID TECHNOLOGICAL CHANGES, AND OUR FAILURE TO KEEP UP WITH SUCH CHANGES COULD CAUSE US TO LOSE CUSTOMERS AND IMPEDE OUR ABILITY TO ATTRACT NEW CUSTOMERS.

The telecommunications industry is subject to rapid and significant changes in technology, customer requirements and preferences and our failure to keep up with such changes could cause us to lose customers and impede our ability to attract new customers. New technologies could reduce the competitiveness of our products. We may be required to select one technology over another, but at a time when it would be impossible to predict with any certainty which technology will prove to be the most economic, efficient or capable of attracting customer usage. Subsequent technological developments may reduce the competitiveness of our products and require unbudgeted upgrades or additional products that could be expensive and time consuming. If we fail to adapt successfully to technological changes or obsolescence or fail to obtain access to important technologies, we could lose customers and impede our ability to attract new customers.

RESISTANCE BY POTENTIAL CUSTOMERS TO ACCEPT US AS A NEW PROVIDER OF TELECOMMUNICATIONS SERVICES MAY REDUCE OUR ABILITY TO INCREASE OUR REVENUE.

The success of our telecommunications business will be dependent upon, among other things, the willingness of additional customers to accept us as a new provider of telecommunications services. We cannot provide assurance that we will be successful in overcoming the resistance of potential customers to change their service provider, particularly those that purchase services from the traditional telephone companies, or that customers will buy our services. The lack of customer acceptance would reduce our ability to increase our revenue.

WE COULD BE ADVERSELY EFFECTED BY CHANGED IN GOVERNMENTAL REGULATION OF TELECOMMUNICATIONS.

As a telecommunications company, we are subject to the regulatory authority of the U.S. Government under the Federal Communications Commission's authority, and the national and local communications authorities of the other countries in which we operate. We are also subject to the rules and regulations of local Public Utility Commissions. Our business prospects could be adversely affected by the adoption of new laws, policies, or regulations, or by changes in the interpretation or application of existing laws, policies, and regulations that modify the present regulatory environment.

A DETERIORATION IN OUR RELATIONSHIPS WITH CARRIERS AND OTHER THIRD PARTY TELECOMMUNICATIONS COMPANIES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

We depend on other carriers and third party telecommunications companies, including foreign government-owned telephone authorities, for many of our key functions and services, including local switching of long distance telephone traffic and national and international network connectivity of telephone traffic. We may be unable to extend or replace our existing contracts with our carriers on terms comparable to our existing agreements. These carriers are not restricted from competing against us. We are currently dependent primarily upon Qwest, which is our primary provider of telecommunications. Our business could be adversely affected by a deterioration in this relationship.

IF OUR BACK OFFICE SERVICES ARE UNABLE TO MEET THE NEEDS OF OUR CUSTOMERS, WE MAY LOSE CUSTOMERS.

Sophisticated back office processes and billing systems are vital to our growth and our ability to achieve operating efficiencies. We are dependent on other companies for our billing and certain other support systems. We cannot assure you that these systems will perform as expected which could cause us to lose customers.

BEING FOCUSED ON THE ELECTRONIC COMMERCE AND TELECOMMUNICATIONS INDUSTRIES, WE LACK BUSINESS DIVERSIFICATION.

We have focused our business efforts within the electronic commerce and telecommunications industries. In all likelihood, our proposed operations, even if successful, will result in a business combination with only a limited number of entities. Consequently, the resulting activities may be limited to those entities' businesses. Our inability to diversify our activities into a number of areas may subject us to economic fluctuations within a particular business or industry, thereby increasing the risks associated with our operations.

WE ARE DEPENDANT UPON OUR MANAGEMENTS' ABILITY TO IDENTIFY AND CREATE BUSINESS OPPORTUNITIES AND STRATEGIC PARTNERSHIPS.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of identified business opportunities. While management intends to seek business combinations with entities having established operating histories, we cannot provide assurance that we will successfully locate candidates meeting such criteria. If we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm together with numerous other factors beyond our control.

THERE IS SIGNIFICANT COMPETITION FOR BUSINESS OPPORTUNITIES AND COMBINATIONS WITH OTHER COMPATIBLE TELECOMMUNICATIONS COMPANIES.

We are, and will continue to be, an insignificant participant in the business of seeking mergers and joint ventures with, and acquisitions of small private entities. A large number of established and well financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may also be desirable target candidates for us. Nearly all such entities have significantly greater financial resources, technical expertise, and managerial capabilities than we do. Consequently, we are at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also be competing with numerous other small public companies in seeking merger or acquisition candidates.

OUR BUSINESS COMBINATIONS MAY DILUTE THE PERCENTAGE SHARE OWNERSHIP OF OUR INVESTORS.

Our primary plan of operation is based upon a series of business combinations with private or small public concerns which, in all likelihood, would result in our issuing securities to shareholders of such private or small public companies. Issuing previously authorized and unissued common stock will reduce the percentage of shares owned by present and prospective shareholders.

If one or more of these risks or uncertainties occurs or if our underlying assumptions prove incorrect, our actual results, performance or achievements in 2001 and beyond could differ materially from those expressed in, or implied by, the forward-looking statements.

ITEM 7.       FINANCIAL STATEMENTS


       INDEX                                                            PAGE
--------------------------------------------------------------------------------
Report of Independent Certified Public Accountants..................     26

Consolidated Balance Sheets as of December 31, 2000 and 1999........     27

Consolidated Statements of Operations for the Two Years Ended
December 31, 2000 and 1999..........................................     28

Consolidated Statements of Stockholders' Equity for the Years
Ended December 31, 2000 and 1999....................................     29

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2000 and 1999..........................................     30

Notes to Consolidated Financial Statements..........................     31

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
     Orion Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Orion Technologies, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orion Technologies, Inc. at December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficiency, and has experienced recurring losses and negative cash flow from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Grant Thornton, LLP
-----------------------

Baltimore, Maryland
June 30, 2000

                  ORION TECHNOLOGIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                                          December 31,          December 31,
                                                                              2000                  1999
                                                                        -----------------     -----------------
ASSETS
Current Assets:
     Cash                                                              $          19,274     $          60,814
     Accounts receivable, net of allowance for
          doubtful accounts of  $26,017 at December 31, 2000                     220,741                     -
     Inventory                                                                   258,106                     -
     Prepaid assets and other current assets                                       9,895                 2,086
                                                                        -----------------     -----------------
          Total current  assets                                                  508,016                62,900

Property and equipment, net                                                       43,504                 3,134
Goodwill and other intangibles, net                                            1,215,563                     -
Advance to Rodan Telecom                                                         100,000                     -
Net assets of discontinued operations                                                  -             2,165,626
Other non-current assets                                                          52,800                 5,000
                                                                        -----------------     -----------------

          Total assets                                                 $       1,919,883     $       2,236,660
                                                                        =================     =================

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
     Line of credit payable                                            $          78,443     $               -
     Accounts payable                                                          1,472,000               200,170
     Accrued expenses                                                            298,912                98,067
     Advance from related party                                                    3,500                     -
     Current portion of long-term debt                                           366,051                     -
     Net liabilities of discontinued operations                                   86,633
                                                                        -----------------     -----------------

          Total current liabilities                                            2,305,539               298,237
Long-term debt, net of current portion                                            87,249                     -
                                                                        -----------------     -----------------

          Total liabilities                                                    2,392,788               298,237
                                                                        -----------------     -----------------

Commitments and contingencies                                                          -                     -

Stockholders' equity:
     Preferred stock, no par value, 2,500,000 shares
        authorized; 65,000 shares issued and outstanding
        at both December 31, 2000 and 1999                                       135,328               135,328
     Common stock, $0.01 par value, 100,000,000 shares
        authorized; 5,190,156 and 3,089,508 shares issued and
        outstanding at December 31, 2000 and 1999, respectively                    5,191                 3,090
      Additional paid in capital                                              42,501,078            34,985,443
     Accumulated deficit                                                    (43,114,502)          (33,185,438)
                                                                        -----------------     -----------------

          Total stockholders' (deficit) equity                                 (472,905)             1,928,423
                                                                        -----------------     -----------------

           Total liabilities and stockholders' (deficit) equity        $       1,919,883     $       2,236,660
                                                                        =================     =================

See accompanying notes to consolidated financial statements.

                  ORION TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                  FOR THE TWO YEARS ENDED DECEMBER 31, 2000

                                                                              2000                  1999
                                                                        -----------------     -----------------
Revenues                                                               $       1,392,651     $               -
Cost of revenues                                                                 931,024                     -
                                                                        -----------------     -----------------

Gross Profit                                                                     461,627                     -

Sales and marketing                                                              220,404                     -
General and administrative expenses (including a $330,000
write-off of advances in 2000)                                                 3,373,995               533,688
Non-cash compensation expenses - general and administrative                    4,147,014                     -
Amortization and depreciation                                                    280,842                     -
                                                                        -----------------     -----------------

Net operating loss                                                           (7,560,628)             (533,688)
Other expense, net                                                              (11,592)                47,419
                                                                        -----------------     -----------------

Loss from continuing operations before discontinued operations
   and extraordinary loss                                                    (7,572,220)             (581,602)
Discontinued operations:
     Loss from discontinued operations                                       (1,207,352)           (1,612,396)
     Loss on disposal                                                        (1,149,492)                     -
Extraordinary loss from the conversion of debt, net of tax                             -             (408,830)
                                                                        -----------------     -----------------

Net loss                                                                     (9,929,064)           (2,602,828)
Preferred stock dividend                                                        (29,040)              (29,040)
                                                                        -----------------     -----------------

Net loss attributable to common stockholders                           $     (9,958,104)     $     (2,631,868)
                                                                        =================     =================

Loss per common share - Basic and Diluted:
     Loss from continuing operations                                   $          (1.72)     $          (0.33)
     Discontinued operations                                                      (0.53)                (0.93)
     Extraordinary loss                                                                -                (0.24)
                                                                        -----------------     -----------------

      Total loss per share                                             $          (2.25)     $          (1.50)
                                                                        =================     =================

      Weighted shares outstanding used in calculation - Basic and
      Diluted                                                                  4,416,700             1,741,049
                                                                        =================     =================

See accompanying notes to consolidated financial statements.

                  ORION TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE TWO YEARS ENDED DECEMBER 31, 2000

                                                                              2000                  1999
                                                                        -----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                               $     (9,929,064)     $     (2,631,868)
Loss from discontinued operations                                              2,356,884             1,612,396
Loss from conversion of debt                                                           -               408,830
Adjustments to reconcile net loss to cash used in operations:
     Depreciation and amortization                                               280,842                     -
     Write-off of Telefreedom advance                                            330,000                     -
     Amortization of beneficial conversion feature on convertible
          promissory note                                                        100,000                     -
     Non-cash employee compensation                                            4,147,013                     -
Changes in operating assets and liabilities:
     Increase in accounts receivable                                            (41,926)                     -
     Increase in inventory                                                      (10,881)                     -
     Decrease (increase) in prepaid expenses and other current
          assets                                                                   8,186               (2,086)
     Decrease in other assets                                                     24,367
     Increase in accounts payable and accrued liabilities                      1,032,856
                                                                        -----------------     -----------------

Net cash used in operating activities                                        (1,802,838)             (717,918)
                                                                        -----------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                              (29,549)               (3,134)
Acquisition of Special Accounts Billing Group, Inc.                             (60,000)                     -
Acquisition of Transaction Verification Systems, Inc., net of
     cash acquired                                                                 2,403                     -
Proceeds lent to Rodan Telecom                                                 (100,000)                     -
Cash advance to Telefreedom                                                    (330,000)                     -
                                                                        -----------------     -----------------

Net cash used in investing activities                                          (517,146)               (3,134)
                                                                        -----------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit, net                                                 38,443                     -
Repayment of notes payable                                                      (19,391)
Proceeds from notes payable                                                      250,000                     -
Proceeds from the sale of common stock                                         2,009,392               781,500
                                                                        -----------------     -----------------

Net cash provided by financing activities                                      2,278,444               781,500
                                                                        -----------------     -----------------

Net (decrease) increase in cash                                                 (41,540)                60,448
Cash, beginning of year                                                           60,814                   366
                                                                        -----------------     -----------------

Cash, end of  year                                                     $          19,274     $          60,814
                                                                        =================     =================



See accompanying notes to consolidated financial statements.

                  ORION TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF STOCKHOLDER'S (DEFICIT) EQUITY

                                                                     No Par
                                                    Shares of         Value         Shares of        Par Value        Additional
                                                    Preferred       Preferred        Common           Common            Paid in
                                                      Stock           Stock           Stock            Stock            Capital
                                                   ------------    ------------    ------------     ------------     --------------
Balance at January 1, 1999                              65,000  $      135,328       1,536,380   $        1,536   $     29,710,725
Shares cancelled in connection with the
     divestiture of a segment                                                        (461,818)            (462)                462
Conversion of debt into common stock                                                 1,086,118            1,086          4,422,726
Share issued in connection with the
     purchase of subsidiaries                                                           25,000               25             99,975
Issuance of common stock in private
     transactions for cash                                                             903,828              905            780,595
Preferred stock dividend requirement                                                                                      (29,040)
Net loss
                                                   ------------    ------------    ------------     ------------     --------------
Balance at December 31, 1999                            65,000         135,328       3,089,508            3,090         34,985,443
Sale of common stock in  private
    transactions for cash                                                            1,461,115            1,461          2,007,931
Issuance of common stock in the acquisition
    of Hancock Holdings,  Inc.                                                         150,000              150            112,350
Issuance of common stock in the acquisition
    of Special Accounts Billing Group, Inc.                                             20,000               20            109,980
Issuance of common stock in the acquisition
    of Transaction Verification Systems, Inc.                                          231,797              232          1,274,638
Issuance of common stock for services                                                   12,736               12             50,931
Issuance of common stock in connection
    with consulting agreement                                                          225,000              225            421,650
Compensatory stock options                                                                                               3,467,195
Value of beneficial conversion feature related
    to convertible notes payable                                                                                           100,000
Preferred stock dividend requirement                                                                                      (29,040)
Net loss
                                                   ------------    ------------    ------------     ------------     --------------
Balance at December 31, 2000                            65,000  $      135,328       5,190,156   $        5,191   $     42,501,078
                                                   ============    ============    ============     ============     ==============


                                                                                Total
                                                        Accumulated         Stockholders'
                                                          Deficit              Equity
                                                       ---------------     ----------------
Balance at January 1, 1999                          $    (31,570,134)   $      (1,722,545)
Shares cancelled in connection with the
     divestiture of a segment                                 937,515              937,515
Conversion of debt into common stock                                             4,423,812
Share issued in connection with the
     purchase of subsidiaries                                                      100,000
Issuance of common stock in private
     transactions for cash                                                         781,500
Preferred stock dividend requirement                                              (29,040)
Net loss                                                  (2,552,819)          (2,552,819)
                                                       ---------------     ----------------
Balance at December 31, 1999                             (33,185,438)            1,928,423
Sale of common stock in  private
    transactions for cash                                                        2,009,392
Issuance of common stock in the acquisition
    of Hancock Holdings,  Inc.                                                     112,500
Issuance of common stock in the acquisition
    of Special Accounts Billing Group, Inc.                                        110,000
Issuance of common stock in the acquisition
    of Transaction Verification Systems, Inc.                                    1,274,780
Issuance of common stock for services                                               50,944
Issuance of common stock in connection
    with consulting agreement                                                      421,875
Compensatory stock options                                                       3,467,195
Value of beneficial conversion feature related
    to convertible notes payable                                                   100,000
Preferred stock dividend requirement                                              (29,040)
Net loss                                                  (9,929,064)          (9,929,064)
                                                       ---------------     ----------------
Balance at December 31, 2000                        $    (43,114,502)   $        (472,905)
                                                       ===============     ================

See accompanying notes to consolidated financial statements.

                  ORION TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Orion Technologies, Inc. (the "Company") was incorporated in Nevada as Geoasia Enterprises, Ltd. on July 17, 1996. On September 8, 1997, the Company acquired its current corporate name through a merger with Orion Technologies, Inc., a company engaged in the electronic commerce network business through a wholly-owned operating subsidiary, Orion Technologies (Canada), Inc. ("Orion Canada"), which the Company disposed of in 1999, as described in Note 2. Prior to this merger, the Company did not engage in any business other than the investigation of various business opportunities.


Orion Technologies, Inc. is a holding company concentrating on acquiring and developing companies engaged in telecommunications-based technologies and services for electronic commerce and business-to-business markets. The Company is focusing its efforts on two lines of business - telecommunications and eCommerce, including electronic point of sale systems. Since the beginning of 1999 the Company completed the following transactions.

         - On June 15, 1999, the Company divested Orion Canada through the exchange of 100% of Orion Canada's capital stock to members of Orion Canada's management;

         - In July 1999, the Company acquired two German companies, EZ Electronic Payment Systems (EZ Elektronische Zahlungssysteme
              GmbH) ("EZ") and EPS Electronic Processing (EPS Elektronische Processing Systems GmbH) ("EPS"). In December 2000, the Company decided to dispose of these two companies, and has accounted for their operations as discontinued operations.

         - In December 1999, the Company formed a wholly owned subsidiary, Globalinx Corporation for use in developing its telecommunication services business;

         - On February 22, 2000, the Company acquired all of the issued and outstanding shares of Hancock Holdings, Inc.

         - On May 25, 2000, the Company acquired all the issued and outstanding shares of Special Accounts Billing Group, an inactive company, which holds the necessary telecommunications licenses to allow Globalinx to provide telecommunications services though out the United States.

         - On June 30, 2000, the Company acquired all the issued and outstanding shares of Transaction Verification Systems, Inc.

         -    On May 1, 2001, the Company, through its wholly-owned subsidiary
              - Globalinx, entered into a lease purchase agreement for a Siemen's DCO/CS tandem collocated in space provided by AT&T Local Services at the World Trade Center in Manhattan, NY.

         - On June 30, 2001, the Company purchased the operating assets, and assumed certain liabilities of erbia Networks, Inc. and related companies.


PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The consolidated financial statements of Orion Technologies, Inc., (the "Company") include the accounts of its wholly owned subsidiaries Globalinx Corporation ("Globalinx"), Transaction Verification Systems, Inc ("TVS"), Special Billing Accounts Group, Inc. and Hancock Holdings, Inc

The Company has accounted for EZ Electronic Payment Systems (EZ Elektronische Zahlungssysteme GmbH or EZ) and EPS Electronic Processing (EPS Elektronische Processing Systems GmbH or EPS), both companies formed under the laws of the Federal Republic of Germany, as discontinued operations, as more fully described in Note 3. The accounts of these two non-U.S. subsidiaries have been translated into U.S. dollars and are included in the consolidated financial statements.

All intercompany accounts and transactions have been eliminated in consolidation.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates the realization of assets, and the satisfaction of liabilities in the normal course of business and the continuation of the company as a going concern. The Company has experienced net losses since its inception, currently has a significant cash and working capital deficit, and is in immediate need of additional investment capital. As shown in the consolidated financial statements, the Company has accumulated a deficit of $43,114,502 at December 31, 2000. While the Company expects, with the disposal of EZ and EPS, and the acquisition of the operations of erbia Networks, Inc., as described in Note 2, that operating results will improve, there can be no assurances that the Company will not experience adverse results of operations in the future, that it will be able to satisfy its current obligations in the normal course of business, or obtain additional investment capital. The Company believes that without additional investment capital it will not have sufficient cash to fund its activities in the near future, and may not be able to continue operating. As such, the Company's continuation as a going concern is dependent upon its ability to raise additional financing and to successfully develop and introduce its products to market. These factors among others may indicate that the Company will be unable to continue as a going concern. The Company is actively pursuing additional equity financing to provide the necessary funds for working capital and other planned activities.

As described in Note 8, the Company entered into a Funding and Subscription Agreement under which up to $4,500,000 was to be provided to the Company by Optimum Investment Finance AG ("OIF"). Management believed that the funds provided under this Agreement and cash flows from operations would have been sufficient to meet its operating plans, however, the Company has not received funding contemplated in this Agreement, and the Company is currently negotiating with other sources of investment capital for the needed funds.

The Company has been highly dependent on OIF, who since 1999 which has provided substantially all the Company's working capital requirements for fiscal years 2000 and 1999.

Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

REVENUE RECOGNITION

The Company revenue from the sale of point of sale products is generally recognized upon product shipment. Telecommunications revenue is recognized upon completion of telephone calls by end users.



SUPPLEMENTAL CASH FLOW INFORMATION

The Company made no payment for interest or taxes during the years ending December 31, 2000 and 1999.

The Company had the following non-cash investing activities during the years ended December 31, 2000 and 1999.

                                                                  2000                  1999
                                                             ----------------     -----------------
Issuance of 150,000 shares of common stock as                $       112,500      $              -
    payment for Hancock Holdings, Inc.
Issuance of 20,000 shares of common stock as
    partial payment  for Special Billing Accounts
    Group, Inc.                                                      110,000                     -
Issuance of 231,795 shares of common stock and
    promissory notes totaling $72,940 as payment for
    Transaction Verification Systems, Inc.                         1,347,810                     -
Issuance of 12,736 shares of common stock in
    satisfaction of a amounts due two directors of the
    Company for services rendered.                                    50,944                     -
The conversion of $3,989,608 of accounts and notes
    payable, including accrued interest into 1,086,118
    shares of common stock.                                                -             3,989,608
The issuance of 25,000 shares of common stock and
    the assumption of a $100,000 note payable from
    one of the sellers as part of the purchase price
    of EZ and EPS.                                                         -               100,000

During 1999, the Company disposed of its Canadian subsidiary in a non-cash transaction.

INVENTORY

Inventory consists primarily of raw materials and is stated at the lower of cost, utilizing the first in, first out method, or market.

PROPERTY AND EQUIPMENT

Property, equipment and leasehold improvements are stated at cost and are depreciated using the straight-line basis over estimated useful lives of the assets, ranging from three to five years. Routine repairs and maintenance are expensed as incurred.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets are being amortized using the straight-line method over estimated useful lives of three years. Amortization expense for the year ended December 31, 2000 totaled $265,934. As part of its ongoing review, management takes into consideration any events and circumstances which might indicate an impairment to the carrying amount of intangible assets. Factors that management uses to evaluate continuing value include sales from acquired product lines, employee turnover, and development of related customer and distribution networks that were in place at the date of the acquisition.

INCOME TAXES

The Company provides for income taxes using the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. Deferred income taxes result primarily from temporary differences between financial and tax reporting. Deferred tax assets and liabilities are determined based on the differences between the financial statement bases and tax bases of assets and liabilities using enacted tax rates. A valuation allowance has been recorded to reduce a deferred tax asset to that portion that is expected to more likely than not be realized.

NET LOSS PER COMMON SHARE

The Company reports basic and diluted earnings per share. Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the year. Diluted earnings per common share is computed based on common shares outstanding plus the effect of dilutive stock options and other potentially dilutive common stock equivalents. The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock method based on the Company's average stock price. The effect on weighted average shares outstanding of securities that could potentially dilute basic earnings per share that were not included in the computation of diluted earnings per share, because to do so would have been antidilutive for the periods presented, were 1,455,858 and 5,858 of common stock equivalents for 2000 and 1999, respectively.

FOREIGN CURRENCY TRANSLATION

The Company follows the guidance in Statement of Financial Accounting Standards No. 52, Foreign Currency Translation, for translating the financial statements of its foreign subsidiaries, EZ and EPS from their local currencies using the corresponding foreign currency exchange rate. These companies are accounted for as discontinued operations, the resulting difference was recorded as a component of discontinued operations.

STOCK BASED COMPENSATION

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price.

The Company accounts for non-employee stock-based awards in which services are the consideration received for the equity instruments issued based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measured.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the associated amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the expected future net cash flows generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. In connection with the acquisition of EPS, the Company ceased the operations of EPS shortly after consummating the acquisition and expensed the excess of the purchase price over the net assets of EPS. To date, management believes no other impairment of any assets has occurred.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value and gains or losses depends on the intended use of the derivative and its resulting designation. The statement was originally effective for fiscal years beginning after June 15, 1999. In July 1999, FASB delayed implementation of this standard for one year, to June 30, 2000. The Company will adopt SFAS 133 in the first quarter of 2001. The Company does not expect the adoption of SFAS No. 133 will have a material effect on its consolidated financial statements.

On July 20, 2001, the FASB issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 14 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

     - All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

     - Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

     - Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective April 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

     - Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator. All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

Although it is still reviewing the provisions of these Statements, management's preliminary assessment is that these Statements will not have a material impact on the Company's financial position or results of operations.

RECLASSIFICATIONS

Certain prior year balances have been reclassified to conform to the current year presentation.

NOTE 2 - BUSINESS ACQUISITIONS

HANCOCK HOLDINGS, INC.

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

On February 17, 2000, Company entered into a service agreement with MHE Projix, LLC ("MHE"), the former majority shareholder of Hancock. Under the terms of the agreement, MHE has agreed to provide assistance to Orion in locating a company for possible acquisition; to provide advice to the Company for the acquisition of such company; assist the Company in maintaining its listing on the OTC Bulletin Board; and assist the Company with preparation and filing of any necessary regulatory filings related to an acquisition. In consideration for providing such services, MHE received a consulting fee of $110,000.

SPECIAL ACCOUNTS BILLING GROUP

On May 25, 2000, the Company acquired Special Accounts Billing Group, Inc. ("SABG") for a purchase price consisting of $60,000 cash and 20,000 shares of the Company's common stock for a total purchase price of $170,000. SABG has no operations, and no tangible assets or liabilities. However it held telecommunication licenses that will allow the Company, through its Globalinx subsidiary, to provide intra and inter telecommunications services throughout the United States. The acquisition was accounted for under the purchase method of accounting. The entire purchase price was recorded as an intangible asset and is being amortized on a straight-line basis over three years.

TRANSACTION VERIFICATION SYSTEMS, INC.

On June 30, 2000, the Company entered into an Agreement and Plan of Merger with Transaction Verification Systems, Inc. ("TVS"). Pursuant to the Agreement, TVS shareholders exchanged all of the issued and outstanding shares of TVS common stock for 200,300 shares of common stock of the Company, with each share of the TVS Preferred Stock, of which 20,000 shares were issued and outstanding at the time of the merger, convertible into either the right to receive a promissory note from the Company or 2.5 shares of Company common stock. As of December 31, 2000, holders of 12,706 and 7,294 shares of TVS Preferred Stock elected to convert their TVS Preferred Stock into 31,767 shares of Company Common Stock and into promissory notes totaling $72,940, respectively. The promissory notes bear 8% per annum simple interest, with principal and interest due and payable on December 31, 2000, with each note being guaranteed by the Company.

The acquisition was accounted for under the purchase method of accounting, thus the results of TVS's operations have been included in the consolidated financial statements from the date of acquisition. The purchase price was allocated based on the fair value of the assets acquired, including approximately $ 2,400 in cash, and the liabilities assumed at the date of acquisition. The purchase resulted in goodwill of approximately $1,199,000.

The unaudited pro forma information for the year ended December 31, 2000 set forth below gives effect to the TVS as if it had occurred on January 1, 2000. The pro forma information is presented for information purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition of TVS been consummated as of January 1, 2000.

Revenue                                 $        2,315,275
Net loss                                      (10,064,792)
Loss per share - Basic and Diluted                 ( 2.22)

ERBIA NETWORKS, INC.

On April 19, 2001, which was prior to the Company's acquisition of the operating assets of erbia Networks the Company entered into an agreement with one of its suppliers, Qwest, whereby the Company issued 200,000 shares of its common stock to Qwest in exchange for Qwest extending credit to erbia Networks, and erbia Networks agreeing to pay the Company $250,000 under a promissory note. This note bears interest at 10% per annum.

Effective June 30, 2001, the Company entered into an Asset Purchase Agreement for the acquisition of the operating assets of erbia Networks, Inc. and related companies, and the assumption of certain liabilities. The Company entered into and / or completed the following transactions :

     - The Company issued 300,000 shares of its common stock to erbia Networks, Inc, a company controlled by Arne Durhem, as the initial installment toward a total purchase price of $1,000,000 for the operating assets of erbia Networks to be paid in shares of Company common stock over a one year period. It may be necessary for the Company to issue additional shares of common stock should on the six month anniversary date of closing, the value of the initial installment of 300,000 shares the Company issued be valued at less than $1,000,000. The Company would then be required to issue an additional number of shares of common stock equal to 50% of the remaining balance of the $1,000,000 divided by the market price on the third anniversary measurement date. Should on the twelve month anniversary date, the value of the 300,000 shares plus any additional shares issued at on the six month anniversary measurement date be valued at less than $1,000,000, the Company would be required to issue additional shares of common stock so that the market value of the number of shares of common issued on the twelve month anniversary measurement date plus the value of previously issued shares of common stock would equal $1,000,000 as final payment of the Company's obligation to the seller.

     - The seller requested that 175,000 shares of the first 300,000 shares issued be held in reserve by the Company on behalf of the seller and transferred at its request to agents and certain creditors to settle certain of their obligations that the Company did not assume in the acquisition.

     - The Company issued 200,000 shares of its common stock to Arne Dunhem, 100,000 shares as compensation for him to continue being guarantor for a certain contracts, with the remaining 100,000 shares as part of a consulting agreement with him. Should the Company not be able to accomplish the release of Mr. Dunhem as a guarantor within six months following the date of closing, the Company has agreed to issue to this individual an additional 50,000 shares of Company common stock. The Consulting Agreement is for a period of three months following Closing and includes performance targets and bonus compensation opportunities.

     - The Company entered into two promissory notes payable to Qwest Communications, Inc. totaling $821,106. These two promissory notes, one for $500,000 which represented the settlement amount due Qwest by erbia Networks prior to the Company's acquisition of the operating assets of erbia Networks, and one for $321,106 which represented amounts due to Qwest from Globalinx. These notes are due in monthly payments of $39,687 beginning in August 2001 through January 2002, followed by six additional monthly payments of $106,744. Based on this payment schedule, and an effective interest at approximately 10%, these notes will fully amortize with the last monthly payment in July 2002.

     - The Company issued 400,000 shares of common stock to Qwest as the initial installment for a total price of $400,000 to be paid in Company common stock over a six month period as settlement of certain outstanding debts of Globalinx and erbia Networks due to Qwest, and for Qwest to permit the Company to transfer its customers under the Globalinx Resellers Agreement to the erbia Networks account. The Company delivered 400,000 shares at closing. It may be necessary for the Company to issue additional shares of its common stock should on the third month anniversary date of closing, the value of the 400,000 shares issued be valued at less than $400,000. The Company would be required to issue an additional number of shares of common stock equal to 50% of the remaining balance of the $400,000 divided by the market price on the third anniversary measurement date. Should on the sixth month anniversary date, the value of the 400,000 shares plus any additional shares issued on the third month anniversary measurement date be valued at less than $400,000, the Company would be required to issue additional shares of common stock so that the market value of the number of shares of common issued on the six month anniversary measurement date plus the value of previously issued shares of common stock would equal $400,000 as final payment of the Company's obligation to Qwest.

     - The Company also agreed to pay other amounts due from Globalinx to Touch America totaling $22,459.

ACQUISITION OF THE NEW YORK SWITCH FACILITY

On May 1, 2001, the Company, through its wholly-owned subsidiary - Globalinx, entered into a lease purchase agreement for a Siemen's DCO/CS tandem switch with a purchase price of $300,000. The lease agreement requires monthly payments of $15,000 to be credited against the total purchase price until paid in full. Payment of any balance due may be paid in full at any time without penalty.


NOTE 3 - DISCONTINUED OPERATIONS

DISPOSAL OF ORION CANADA

On July 15, 1999, the Company completed the disposal of its previous telecommunications operations, consisting of the Company's subsidiary, Orion Canada, to eXcape.Net, Inc., a company formed by the management of Orion Canada to acquire Orion Canada.

In exchange for all the capital stock of Orion Canada and the forgiveness of an intercompany receivable of $7,769,979 due from Orion Canada, the Company received 461,818 shares of its issued and outstanding common stock held by the management of Orion Canada, 5,000,000 shares of eXcape.Net, Inc. (of which management believes at December 31, 2000 has no value) and assumption of liabilities of the Company totaling $176,068 which existed at the time of the divestiture by eXcape.Net, Inc. The Company accounted for this transaction as a reorganization, and recorded no gain or loss on the sale of Orion Canada. Orion Canada reported net losses from operations of $850,819 and $3,291,036 during 1999 and 1998, respectively. The Company recorded an adjustment to additional paid in capital for $937,515, representing the excess of the shares cancelled on the disposal of Orion Canada.

ACQUISITION AND DISPOSAL OF EZ AND EPS

On July 8, 1999, the Company completed the acquisition of 100% of the ownership interests of EZ and EPS for a total purchase price of $235,000. The purchase price consisted of $35,000 in cash, the assumption of a $100,000 note payable from one of the sellers, which as a condition of the acquisition, the note holder consented to convert the note into 67,567 shares of the Company's common stock and to waive all interest that had accrued through the date of conversion, and receive 25,000 shares of the Company's common stock. Subject to the terms of the agreement, the Company agreed to provide additional consideration of up to 75,000 shares of Company common stock to be paid to certain sellers if EZ and EPS's results of operations exceed certain targeted levels over the next five years. These operating levels were not achieved, and as described below, the Company decided in December 2000, to dispose of EZ and EPS, in part due to their inability to achieve profitability and positive cash flow.

The acquisition was accounted for under the purchase method of accounting. The purchase resulted in an excess of purchase price over net assets acquired of approximately $2,335,000. Of this amount, $2,261,000 represents the excess of the purchase price over net assets acquired of EZ. This amount is being amortized on a straight-line basis over a period of three years. Goodwill amortization during the year ended December 31, 1999 was approximately $470,000, and is included in loss from discontinued operations.

In December 2000, the Company's Board of Directors decided to dispose of EZ and EPS. In May 2001, the Company sold all the issued and outstanding capital stock of EZ and EPS for a nominal amount to an individual, who was one of the individuals the Company acquired these companies from and a current shareholder of the Company who is a principal of OIF.

In conjunction with the disposal of EZ and EPS, the Company recorded a loss provision of $87,000, the expected operating losses of these two companies from January 1, 2001 through the date of disposition. No additional loss on disposal has been recorded since the Company disposed of these companies for their net book value.

The condensed balance sheets of EZ and EPS as of December 31, 2000 and 1999 were as follows.

                                                                      2000                1999
                                                                -----------------    ----------------
Cash                                                           $           8,038    $         20,403
Accounts receivable                                                        3,974               4,532
Other current assets                                                      14,876              31,960
Property and equipment, net                                               91,734             336,412
Goodwill, net                                                          1,368,225           1,980,945
                                                                -----------------    ----------------

Total Assets                                                           1,486,847           2,374,252

Accounts payable and accrued expenses                                  (473,997)           (258,634)
Provision for loss on the sale of discontinued operations               (83,633)                   -
Foreign currency translation adjustment                                        -              50,009
Loss on sale of discontinued operations                              (1,099,483)                   -
                                                                -----------------    ----------------

     Net assets of discontinued operations                     $               -    $      2,165,626
                                                                =================    ================


There are no net assets of discontinued operations at December 31, 2000, since the companies were sold for nominal consideration. Sales for the years ended December 31, 2000 and 1999 were $108,000 and $63,000, respectively.

Prior year financial statements for 1999 have been restated to present the operations of EZ and EPS as discontinued operations.

ADVANCE TO TELEFREEDOM

In March 2000, the Company entered into a non-binding letter of intent ("LOI") for the acquisition of a 40% interest in Telefreedom, a privately held affinity and network marketer of pre-paid telecommunications services. As part of this LOI, the Company lent this entity $250,000 under a promissory note agreement and advanced it an additional $80,000. This note pays interest at 8% and was due on March 9, 2001, subject to acceleration if certain performance criteria are not met, and is secured by the assets of the entity. Due to non-performance, the Company has notified Telefreedom that this note is in default and has requested repayment of the full amount due of $330,000. The advance has been written off during the year ended December 31, 2000.

NOTE 4 - GOODWILL AND OTHER INTANGIBLES

At December 31, 2000, goodwill and other intangibles consisted of the following:

Acquisition of Special Accounts Billing Group           $        170,000
Acquisition of Transaction Verification Systems                1,198,997
                                                         ---------------
                                                               1,368,997

Less: accumulated amortization                                   153,434
                                                         ---------------

                                                        $      1,215,563
                                                         ===============

Goodwill of $1,368,225 (net of $1,085,902 of accumulated amortization) related to the acquisition of EZ and EPS has been pushed down to the individual entities and is included in the loss on disposal of EZ and EPS in the statement of operations. Amortization of goodwill related to the acquisition of EZ and EPS included in loss from discontinued operations was $615,935 and $469,967 for the years ended December 31, 2000 and 1999, respectively.


NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2000 and 1999:

                                               2000                1999
                                          ----------------    ---------------
Office and computer equipment            $         97,331    $         3,134
Test, development and other equipment              48,946                  -
                                          ----------------    ---------------
                                                  146,277              3,134
Less:  Accumulated depreciation                 (102,774)                  -
                                          ----------------    ---------------
                                         $         43,504              3,134
                                          ================    ===============


The Company recorded depreciation expense of $14,907 during the year ended December 31, 2000.

NOTE 6 - INVESTMENT IN RODAN TELECOM

In January 2000, The Company entered into a loan agreement with Rodan Telecom Sp.zo.o ("Rodan") a Polish company, under which the Company agreed to lend Rodan up to $350,000 in three installments - $100,000 on or before January 21, 2000; $150,000 on or before April 21, 2000; and the final installment of $100,000 due on or before July 21, 2000. The Company has only lent the first installment of $100,000. The loan bears interest at 1% with repayment beginning in March 2003 . The loan is convertible into an equity interest in Rodan, with the amount of $100,000 convertible into an approximate 10% interest of Rodan.


NOTE 7 - LINE OF CREDIT AND NOTES PAYABLE

LINE OF CREDIT

At December 31, the Company's wholly-owned subsidiary, TVS, had a revolving line of credit with a bank for up to $100,000, expiring on June 30, 2001. The Company has, at December 31 , 2000, drawn $78,443 on this line. Repayment of borrowings under this line of credit are currently guaranteed by two individuals who were shareholders of TVS prior to its acquisition by the Company and are employees of the Company.

NOTES PAYABLE

Notes payable consisted of the following at December 31, 2000 and 1999:

                                                             2000                 1999
                                                       -----------------    -----------------
Orion convertible promissory notes (1)                 $        100,000     $              -
Orion promissory notes (2)                                      150,000                    -
TVS promissory notes (3)                                        130,360                    -
TVS notes payable (4)                                            72,940                    -
                                                       -----------------    -----------------
                                                                453,300                    -
Less: current portion                                           366,051                    -
                                                       -----------------    -----------------

Long-term portion of notes payable                     $         87,249     $              -
                                                       =================    =================

(1) On September 5, 2000, the Company entered into two convertible promissory note agreements totaling $100,000. These promissory notes bear interest at 8%, with principal and accrued interest due on September 5, 2001, are convertible, at any time, into shares of the Company's common stock, with the number of shares determined by dividing the unpaid principal balance and all accrued interest by $1.20. The Company calculated the value of the beneficial conversion feature associated with these promissory notes to be approximately $350,000 at the date of issuance, based on a closing market price for the Company's common stock on that date of $5.43 per share. In accordance with EITF 98-5: Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, the value of the beneficial conversion feature is limited to the proceeds allocatable to the promissory notes of $100,000, which has been recognized by the Company as additional interest expense in the accompanying financial statements, since the promissory notes were convertible at the holders option on the date of issuance.

(2) On September 5, 2000, the Company entered into a promissory note agreement for $150,000. This promissory note bears interest at 8%, with principal and accrued interest originally due on October 17, 2000. This promissory note has been verbally extended by the note holder and is due on demand. This promissory note is guaranteed by an officer of the Company.

(3) In August 1998, the Company entered into a Severance Agreement with former shareholders of the Company to acquire 144,642 shares of common stock they held in exchange for notes payable totaling $103,664. These notes are payable in sixty monthly installments of principal and interest at 14.44% through August 1, 2000.

     Also as part of the above Agreement, these former shareholders agreed to not compete with the Company in exchange for separate consideration of sixty equal monthly payments of $2,500. The Company recorded this note, and the intangible asset, at its discounted value, using an interest rate of
     14.44 percent, of $106,397

(4) As described in Note 2, the Company has recorded $72,940 of promissory notes due to the conversion of TVS preferred stock. The notes bear interest at 8% and are due on December 31, 2000.

There were no outstanding notes payable at December 31, 1999.

Future minimum payments of notes payable at December 31, 2000 are as follows:

   Year Ended
   December 31
------------------
      2001             $  49,971
      2002                37,278
                       ----------

                       $  87,249
                       ==========

On March 1, 2001, the Company entered into a Promissory Note Agreement with its former legal counsel for $317,140, which represented the amount owed this law firm at December 31, 2000. This Promissory Note bears interest at 8% and is due on the earlier of December 31, 2002 or receipt of gross proceeds from a private placement of securities in the aggregate amount of $1,250,000.


NOTE 8 - STOCKHOLDERS' EQUITY

COMMON STOCK

During the years ended December 31, 2000 and 1999, the Company sold 1,462,970 and 903,828 shares of common stock in exempt private offerings for net proceeds of $2,018,206 and $781,500, respectively. Of these sales, Optimum Investment Finance Ag ("OIF") purchased 1,462,970 and 862,000 shares of common stock for a purchase price of $2,018,206 and $646,000, respectively.

During the year ended December 31, 2000, the Company issued a total of 12,736 shares of its common stock to two directors, 3,000 shares to an outside director for fees earned as a director, with the remaining 9,736 shares issued to a director in exchange for fees earned in preparing the accounting and tax reports for EZ. See Note 10 for additional details.

In March 2000, the Company entered into a Funding and Subscription Agreement (the "Agreement") with OIF for the sale of up to 1,000,000 shares of the Company common stock to OIF at a minimum of $4.00 per share, subject to adjustment, as set forth in the Agreement. As part of this Agreement, OIF has committed to provide working capital and operating funds of up to $3,000,000 to the Company in four quarterly installments of $750,000, beginning in May 2000. The Agreement also provides for OIF to provide the Company with up to $1,500,000 of additional funding for expansion by the Company through acquisitions, mergers or strategic partnerships. During the year ended December 31, 2000, OIF provided the Company $1,098,873 for the purchase of 254,588 shares of Company common stock under this Agreement. The Company has not received funding contemplated in this Agreement, and is currently negotiating with other sources of investment capital for the needed funds.

In December, 2000, the Company entered into a Consulting Agreement, under which the consultant will, for one year from the date of the Consulting Agreement assist management to identify and implement strategic alliances, optimize the Company's web site to increase web traffic and maximize the potential to generate new customers, design and implement a targeted marketing program and identify and establish corporate partnerships. As payment for these services, the Company issued to the consultant 225,000 shares of Company common stock. The Company recorded as a general and administrative expense the fair market value of the common stock issued of $421,875.

REVERSE STOCK SPLIT

On April 28, 1999, the Board of Directors adopted a resolution to reverse split the Company's issued and outstanding common stock, one share of common stock for each twenty shares of issued and outstanding common stock. The reverse split was effected on July 9, 1999, following the approval of the resolution by the

Company's shareholders in May 1999. All common share amounts in the accompanying financial statements have been retroactively adjusted to reflect the effect of the reverse stock split.

SERIES A PREFERRED STOCK

During 1997, the Company sold 1,480,000 shares of Series A preferred stock, face amount of $5.50 per share, for $7,281,300, net of offering costs of $858,700. The Series A preferred stock is redeemable in cash, solely at the option of the Company, at a redemption price of 105% of the purchase price plus accrued dividends, provided that the Company first offers to exchange each share of Series A preferred stock into 1.05 shares of common stock and to issue a warrant for the purchase of one-half a share of common stock with an exercise price of $7.50 per share, and that a registration statement registering the issuance of such common stock and warrants is in effect. The Series A preferred stock also accrues and accumulates dividends at a rate of 8% of the face amount beginning on January 1, 1998.

In late 1998, the Company made an offer to the Series A preferred stockholders allowing them to convert each share of issued and outstanding Series A preferred stock into 3.666 shares of common stock. As part of this conversion, any preferred stockholder who accepted this conversion offer waived any rights to dividends that would have accrued, and any rights to receive any warrants. Holders of 1,415,000 shares of Series A preferred stock accepted this conversion offer. The exchange offer expired during 1999. The remaining 65,000 shares of Series A preferred stock that did not convert, do not currently have any conversion rights. In addition, the Series A preferred stock has no voting rights and is not transferable by the holder.

The Company has accrued dividends of $29,040 during each of the years ended December 31, 2000 and 1999 related to the 65,000 shares of Series A preferred stock issued and outstanding.

CONVERSION OF DEBT TO COMMON STOCK

During 1999, the Company converted amounts due to related parties and several debt obligations into common stock as follows:

                                                          Amount of debt
                                                           plus accrued         Shares of
                                                             interest          common stock        Loss on debt
                                                             converted        converted into        conversion
                                                          ----------------    ---------------     ----------------
Conversion of consulting services due an individual
totaling $150,000 into common stock at a 30%
discount to market based on the 10 day average
price ending on the date of conversion, June 15,
1999.                                                     $       150,000             45,676      $        61,297

Conversion of amounts due an entity owned by
the Company's president and chairman of the
board of directors for unreimbursed fees and
expenses into common stock at a 30% discount to
market based on the 10 day average price ending
on the date of conversion, June 15, 1999.                         248,950             75,807              101,733

Conversion of debt from a financial institution
into common stock at a 30% discount based on
the 10 day average price ending on the date of
conversion, June 15, 1999.                                      1,174,539            307,034              245,800

Conversion of debt from a financial institution
the Company assumed in connection with the
purchase of EZ and EPS. The lender agreed to
convert this debt into common stock based on the
10 day average price ending on October 18, 1999.                  100,000             67,567                    -

Conversion of debt from a financial institution that
the Company assumed in connection with the
purchase of EZ and EPS. This debt was
converted into common stock based on the 10 day
average price ending on July 8, 1999.                             698,035            192,812                    -

Conversion of debt to a financial institution that
the Company assumed in connection with the
purchase of EZ and EPS. This debt was
converted into common stock based on 10 day
average price ending on July 9, 1999.                           1,527,084            397,222                    -
                                                          ----------------    ---------------     ----------------
                                                          $     3,898,608          1,086,118      $       408,830
                                                          ================    ===============     ================

In connection with the conversion of debt totaling $2,225,119 assumed by the Company in its acquisition of EZ, the Company issued shares of common stock with a market value of $2,341,493. Since the conversion of this debt by the note holders was agreed to as a condition of the Company's purchase of EZ and EPS, the Company has recorded the differential of $116,374 as additional goodwill.

COMMON STOCK PURCHASE WARRANTS

At December 31, 1999, the Company had outstanding warrants for the purchase of 5,858 shares of common stock expiring through December 1, 2001 as follows: 3,691 shares at $34.00 per share and 2,167 shares at $40.00 per share. All of the outstanding warrants are currently exercisable.


STOCK OPTIONS

Incentive Stock Options

On September 22, 2000, the Board of Directors, subject to shareholder approval, adopted the Orion Technologies, Inc. 2000 Stock Incentive Plan (the Plan) to provide incentive for attracting, rewarding and retaining top management. The Company has reserved 2,350,000 shares of common stock for issuance under the Plan. Awards of Plan shares may be made as compensation for services rendered, directly or in lieu of other compensation payable or as a bonus in recognition of past service or performance. The Plan provides for the issuance of both non-statutory stock options which are not intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended and of non-qualified options. Plan options will be granted at exercise prices and on terms determined by the Board of Directors.

Non-Qualified Stock Options

Also on September 22, 2000, the Board of directors granted options for the purchase of 1,350,000 shares of common stock at an exercise price equal to 25% of the average closing price of the Company's common stock for the previous five business days, or $0.82. These options were fully vested on the date of grant and are exercisable for a 10 year period, subject to certain termination events. In connection with the grant of these options, the Company recorded $3,315,735 of non-cash compensation expense since the exercise price of the Company's stock option grants were less than market price and the options were fully vested on the date of grant.

On November 30, 2000, the Board of directors granted options for the purchase of an additional 100,000 shares of common stock at an exercise price equal to 25% of the average closing price of the Company's common stock for the previous five business days, or $0.51. These options were fully vested on the date of grant and are exercisable for a 10 year period, subject to certain termination events. In connection with the grant of these options, the Company recorded $151,460 of non-cash compensation expense since the exercise price of the Company's stock option grants were less than market price and the options were fully vested on the date of grant.

The following table summarizes stock option transactions:

                                                                           Weighted
                                                                            Average
                                                         Number of         Exercise
                                                          Shares             Price
                                                      ----------------    ------------
      Outstanding at January 1, 1999                             -        $    -
      Options granted in 1999                                    -             -
                                                      ----------------
      Outstanding at December 31, 1999                           -             -
      Options granted in 2000                            1,450,000           0.80
                                                      ----------------
      Outstanding at December 31, 2000                   1,450,000           0.80
                                                      ================
      Exercisable at December 31, 2000                   1,450,000           0.80
                                                      ================

The following table summarizes information about stock options outstanding at December 31, 2000:

                                                        Options Outstanding                      Options Exercisable
                                            ------------------------------------------------------------------------------
                                                              Weighted        Weighted                       Weighted
                                                               Average         Average                        Average
                                                Number of     Exercise      Contract Life       Number of    Exercise
                                                 Shares        Price           (Yrs)             Shares    Price Exercise
                                            ------------------------------------------------------------------------------
             $0.51 Exercise price                  100,000      $0.51             10              100,000      $0.51
             $0.82 Exercise price                1,350,000      $0.82             10            1,350,000      $0.82

The Company accounts for stock options granted to employees in accordance with APB 25. Under APB 25, when the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. As noted above, the Company recorded compensation expense of $3,467,195 during the year ended December 31, 2000 related to options which were granted with the exercise price less than market price.

For disclosure purposes, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock options and rights to receive stock in 2000; no annual dividends, expected volatility of 157%, risk-free interest rate of approximately 5.5% and expected life of three years. The weighted-average fair values of the stock options granted in 2000 was $0.80.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of normal publicly traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

Had compensation cost been based upon the fair value of the option on the date of grant, as prescribed by SFAS No. 123, the Company's pro forma net loss and pro forma net loss per share for the years ended December 31, 2000 using the Black-Scholes option pricing model would have been approximately ($10,755,000) and ($2.44).

COMMON STOCK ACTIVITY SUBSEQUENT TO DECEMBER 31, 2000

Subsequent to December 31, 2000, the Company has sold an additional 449,000 shares of common stock for $139,560 in a private placement for cash.

The Company also granted stock options, which were fully vested at the date of grant for the purchase of common stock as follows: on February 1, 2001, options for the purchase of 2,550 shares at an exercise price of $0.90; on March 19, 2001, options for the purchase of 60,000 shares at an exercise price of $0.22; and on May 5, 2001, options for the purchase of 550,000 shares with an exercise price of $0.13. In addition, on May 5, 2001 the Company granted warrants to purchase 50,000 share of its common stock at an exercise price of $0.60, along with 50,000 shares of common stock to a current director of the Company. The stock options and shares granted on May 5, 2001, were for services performed by the individuals during 2000 and in satisfaction of amounts accrued by the Company at December 31, 2000 for these services.

NOTE  9 - INCOME TAXES

No provision for U.S. federal or state income taxes have been recorded in any year, as the Company has incurred operating losses since its inception.

Deferred income taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets for federal and state income taxes as of December 31, 2000 and 1999 are as follows:

                                                                                2000                  1999
                                                                          ------------------     -----------------
Net operating loss carryforwards                                          $      4,341,000       $      1,418,000
Other                                                                              (35,000)                     -
                                                                          ------------------     -----------------

                                                                                 4,305,000              1,418,000
  Valuation allowance                                                           (4,305,000)            (1,418,000)
                                                                          ------------------     -----------------
                                                                          $              -       $              -
                                                                          ==================     =================

Realization of deferred tax assets is dependent upon future earnings, if any. The Company has recorded a full valuation allowance against its deferred tax assets since management believes it is more likely than not that these asset will not be realized.

The Company has available, for U.S. income tax purposes, net operating loss carryforwards of approximately $10,900,000 at December 31, 2000, which can be used to offset future taxable income through 2020. The Company's utilization of its net operating loss carryforward may be limited pursuant to Internal Revenue Code Section 382 due to cumulative changes in ownership in excess of 50% within a three year period.

The primary difference in the Company's federal statutory income tax rate and the Company's effective rate is primarily attributed to the impact of state income taxes and the recording of a valuation allowance due to the uncertainty of the amount of future tax benefits that is more likely than not to be realized.

As a result of the disposal of Orion Canada and the Company's two German subsidiaries, EZ and EPS, the foreign net operating loss carryforwards related to the individual companies disposed of remained with those companies and are no longer available to the Company.


NOTE 10 - RELATED PARTY TRANSACTIONS

The Company has a verbal Agreement with NewDominion Capital Group, Inc., a company which Frans Heideman, the Company's chief executive officer, is the controlling shareholder of that provided the Company with office support, management and consulting services, including amounts paid for the services of Frans Heideman, and other business related services. The Company currently uses a limited amount of office and records storage space provided by New Dominion and reimburses NewDominion for all charges it incurs for long distance telephone calls and other miscellaneous secretarial, photocopying, and similar expenses. The Company incurred approximately $230,500 and $193,000 for the above services, during the years ended December 31, 2000 and 1999, respectively. At December 31, 1999 the Company had a payable of $66,000 due to NewDominion. No amounts were due NewDominion at December 31, 2000. In June 1999, the Company converted $248,940 of amounts accrued during 1997 and 1998 due to NewDominion into 75,807 shares of the Company's common stock.

Mr. Klaus Maedje, one of the Company's directors, also earns fees for preparing the accounting and tax reports for EZ. When the Company acquired EZ in July 1999, Mr. Maedje was owed approximately $47,000 of fees of which approximately $5,200 has been paid to date. On May 12, 2000, Mr. Maedje has agreed to convert the remaining amount owed him into 9,736 shares of Company common stock. During the year ended December

31, 2000 and for the first three months ended March 31, 2001, Mr. Maedje earned $31,818 in fees for providing services to EZ and EPS. On May 5, 2001, the Board of Directors of the Company approved the settlement of the amount due Mr. Maedje for services he provided EZ in 2001 in exchange for 127,273 shares of Company common stock. These shares of Company common stock had a value, based on the quoted market price, of approximately $62,000 on that date.


NOTE 11 - SEGMENT INFORMATION

MAJOR CUSTOMER

During the year ended December 31, 2000, one customer of Globalinx, which declared bankruptcy during 2000, accounted for approximately 32% of the Company's consolidated revenues (83% of our telecom service revenue shown in the table below) and approximately 10% of consolidated accounts receivables at December 31, 2000.

PRODUCT AND SERVICES INFORMATION

The following tables show revenues by product and service group for each reportable segment for the year ended December 31, 2000. The Company operated in only one segment in 1999.

                                           Telecom        Point of         Corporate
                                           Services          Sale            Costs             Total
                                         -------------    -----------    --------------    --------------
Revenue from external customer           $    531,030     $  861,621     $           -     $   1,392,651
Intersegment revenues                               -              -                 -                 -
Segment loss before taxes                   (734,084)       (70,747)       (6,767,389)       (7,572,220)

The Company evaluates the performance of its operating segments based on operating income (loss).

FACTORS MANAGEMENT USED TO IDENTIFY REPORTABLE SEGMENTS

The Company's reportable segments are business units located in distinct subsidiaries. The reportable segments are managed separately due to differences in operating environments, customer base and technological capacity.

MEASUREMENT OF SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS

The Company evaluates performance and allocates resources based on profit or loss before taxes from operations of each segment. The accounting policies of each reportable segment are the same as those described in the summary of significant accounting policies. There are no intersegment sales and transfers.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company leases office and manufacturing space and equipment under non-cancelable operating leases expiring on various dates in 2001. Total rent expense for all operating leases was approximately $102,000 and $101,000 for the years ended December 31, 2000 and 1999, respectively. Future minimum lease payments for non-cancelable operating leases as of December 31, 2000 are approximately $62,000.

EZ, the Company's discontinued operation, leases equipment and office space in Germany under long-term lease agreements. Rent expense of approximately $40,000 and $21,000 for year ended December 31, 2000 and for the period from July 8, 1999 (date of acquisition) to December 31, 1999 have been include in discontinued operations.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              NONE.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following sets forth information concerning our Executive Officers, Directors and Key Employees:

Name                         Age        Position
----                         ---        --------
A. Frans Heideman............58         Chief Executive Officer, President and Director

James McComas................63         Chief Financial Officer and Director

Klaus Maedje.................54         Director

William Eberle...............77         Director

Preston Riner................53         President of Globalinx Corporation

Robert Stocker...............54         President of Transaction Verification Systems, Inc.

A. FRANS HEIDEMAN. Mr. Heideman was elected to our Board of Directors and as Secretary in August 1997 and became our President and Secretary in February 1999. He has had a career in international investment banking, trade and management. In 1993, Mr. Heideman formed NewDominion Capital Group, Inc., a merchant banking and investment banking services company, and has served as NewDominon's president since its inception. Prior to NewDominion, he was a partner of Peers & Co., a merchant bank, and the President of Peers' Trading. In those capacities, he worked with major Scandinavian electronics firms and Peer's purchase and management of Lloyd's Electronics. Mr. Heideman has been a principal shareholder and chief executive of firms actively involved in business throughout the world, including Gates Learjet Distributorship for the entire Middle East, President of Linx Building Systems, a G.E. licensed manufacturer of building products and Semicon, a distributorship for National Semiconductor throughout Northern Europe. Mr. Heideman currently serves on the board of a number of publicly traded portfolio companies including US Digital Communications, Inc. and Pyrocap International, Inc. He served on the Board or Directors of ZMAX Corporation, a Nasdaq listed company, from 1996 until 1997.

 JAMES MCCOMAS. Mr. McComas was appointed as our Chief Financial Officer in March 2000 and became a Director in May 2000. Mr. McComas has been engaged as a venture investor and financial consultant since leaving his position at Johns Hopkins in 1992. From 1997 through 1999, Mr. McComas was the Managing Director of Cambridge Capital Management Group LLC who were engaged in forming a Small Business Investment Corporation under the sponsorship of the SBA. He has extensive experience in finance, banking and management. He began his career at Chase Bank as Assistant Treasurer and lending officer in London. During his career he has served as the International Treasurer and Director of Finance for General Foods International and Vice President and Treasurer of the food products division of W.R. Grace & Co., and the Executive Vice President in charge of International and Domestic Banking at Riggs National Bank in Washington D.C. From 1984 to 1992, Mr. McComas was the founding President of Dome Corporation, the for-profit business development arm of Johns Hopkins University and Health Systems, where he formed and operated a technology transfer venture fund to commercialize university research and technology. Mr. McComas served as a Director and Treasurer of Orion for one year during 1997 and 1998. He resigned to assume responsibilities as Managing Director of Cambridge Capital Management Group.

DIPL. KFM. STB. KLAUS MAEDJE. Mr. Maedje was elected to our Board of Directors in July 1999 in connection with the acquisition of EZ and EPS. From 1982 to the present, Mr. Maedje has been a principal in his own firm that specializes in providing tax and business advice along with performing audits for business client companies in Germany. Mr. Maedje received his degree in business administration from the University of Cologne.

WILLIAM D. EBERLE. Mr. Eberle was elected to our Board of Directors in May 2001. Mr. Eberle has been the Chairman of the Board of Manchester 1976 Associates, a venture capital consulting firm since 1977; and has been Of Counsel on trade issues to Kaye, Scholar, Fierman, Hays and Handler, attorneys-at-law since 1993. Mr. Eberle is a director of Mitchell Energy & Development Corp.

PRESTON W. RINER. Mr. Riner has been an executive consultant to us since October 1999 and has been the President and a director of Globalinx Corporation since its formation in December 1999. Mr. Riner is a 32-year veteran of the telecommunications industry. He has extensive experience in global network services, emerging technologies and telecommunications management. He began his career with AT&T with positions in Operations and Engineering, National Accounts Sales and Marketing and Director of Sales Promotions. He was Sales Director for Octel Communications from 1987 until 1989 and Vice President and General Manager for Boston Technology from 1989 to 1995. In 1995, he founded Enhanced Personal Communications, Inc. and served as its President and CEO until its acquisition by US Digital Communications, Inc. in January 1999. Mr. Riner continued as Managing Director of US Digital Communications, Inc. until June 1999.

ROBERT STOCKER. Mr. Stocker has been the president of Transaction Verification Systems, Inc,. since 1996. Prior to joining Transaction Verification Systems, Inc. in 1994, Mr. Stocker was president of Loss Prevention Electronics, a division of Ultrak, Inc. a manufacturer of close circuit television equipment for the security industry.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid for services rendered to us during the past three fiscal years by all individuals who served as our Chief Executive Officer ("CEO") in 2000, and its most highly compensated executive officers, other than the CEO, who served as such at the end of the last fiscal year and whose total compensation exceeds $100,000, plus two additional officers whose compensation exceeded $100,000, but who were not serving as an executive officer of ours at December 31, 2000.

                                          ------------------------------------------------------------------
                                                                                              Long-term
                                                               Annual                        Compensation
                                                            Compensation                        Awards
------------------------------------------------------------------------------------------------------------
                                                                                              Securities
                                                                                              Underlying
Name and Principal Position at                                             Other Annual         Options
Fiscal Year End                   Year        Salary ($)     Bonus ($)   Compensation ($)     Granted (#)
------------------------------------------------------------------------------------------------------------
A. Frans Heideman                 2000        100,000  (1)       -               -                1,000,000
Chief Executive Officer,          1999              -  (1)       -               -                  -
President and Secretary           1998              -  (1)       -               -                  -
------------------------------------------------------------------------------------------------------------
James McComas                     2000         90,500  (2)                                          200,000
Executive Vice President,         1999              -  (2)       -               -                  -
Treasurer and Chief               1998              -  (2)       -               -                  -
Officer Financial
------------------------------------------------------------------------------------------------------------
Preston Riner                     2000          64,085 (3)       -               -                  100,000
President - Globalinx             1999          29,920 (3)       -               -                  -
Corporation                       1998               -           -               -                  -
------------------------------------------------------------------------------------------------------------
Robert Stocker                    2000          50,000 (4)       -               -                   50,000
President - Transaction           1999               -           -               -                  -
Verifications Systems, Inc.       1998               -           -               -                  -
------------------------------------------------------------------------------------------------------------


     (1) The compensation we paid to Mr. Heideman in 2000, consisted of a salary of $75,000 and consulting fees of $25,000. Not included in the above amounts we also made payments to NewDominion Capital Group, Inc., a company controlled by Mr. Heideman, totaling $230,500 and $193,000 during the years ended December 31, 2000 and 1999, respectively. Of the amounts paid to NewDominion Capital Group, Inc., $47,500 and $80,000 was for Mr. Heideman serving as our President and CEO during 2000 and 1999, respectively. During 1998, Mr. Heideman earned $63,000 as an outside director of ours.

     (2) The compensation we paid to Mr. McComas in 2000, consisted of a salary of $55,000 and consulting fees of $35,000. Mr. McComas's employment began on in early 2000, and as such, does not represent a full year. During 1998, Mr. McComas earned $48,000 as an outside director of ours.

     (3) Mr. Riner's employment with us began in 2000, and as such, does not represent a full year. Prior to being employed by us, Mr. Riner worked with us as a consultant.

     (4) Mr. Stocker's employment with us began when we acquired Transaction Verification Systems, Inc. on June 30, 2000, and does not represent a full year during 2000.

On May 5, 2001, our Board of Directors set the 2001 compensation for the above executive officers as follows: A. Frans Heideman - $180,000; James McComas - $156,000; Preston Riner - $150,000; and Robert Stocker - $100,000.

OPTION GRANTS FOR FISCAL 2000

The following table sets forth as to each of the named Executive Officers information with respect to option grants during the last fiscal year.

                                   Number of          % of Total Options/
                                  Securities            SARs Granted to       Exercise or
                             Underlying Options/      Employees in Fiscal      Base Price       Expiration
            Name              SARs Granted (#)                Year               ($/Sh)            Date
-----------------------------------------------------------------------------------------------------------
A. Frans Heideman                     1,000,000              69.0%               $0.82          09/22/2010
James McComas                           200,000              14.0%               $0.82          09/22/2010
Preston Riner                           100,000               7.0%               $0.82          09/22/2010
Robert Stocker                           50,000               3.5%               $0.51          11/30/2010

All the options issued during the year ended December 31, 2000 were fully vested on the date of grant.

On May 5, 2001, our Board of Directors granted options to purchase shares of our common stock for $0.13 per share, in the following amounts and to the following individuals for services they performed during the year ended December 31, 2000:
A Frans Heideman - 200,000 shares; James McComas - 200,000 shares; Preston Riner
- 100,000 shares. The exercise price of the options was set at 25% of the market price of our common stock on the date of grant.

OPTION EXERCISES AND VALUES FOR FISCAL 2000

     The following table sets forth as to each of the named Executive Officers information with respect to option exercises during Fiscal 2000 and the status of their options on December 31, 2000.

                                                                           Number of Unexercised
                                                                           Options at Fiscal Year
                             Shares Acquired on                           End (#) Exercisable (E)/
           Name                 Exercise (#)        Value Realized ($)       Unexercisable (U)
----------------------------------------------------------------------------------------------------
A. Frans Heideman                     -                     -                         1,000,000 / 0
James McComas                         -                     -                           200,000 / 0
Preston Riner                         -                     -                           100,000 / 0
Robert Stocker                        -                     -                            50,000 / 0

COMPENSATION OF DIRECTORS

On May 5, 2001, the Board of Director set the compensation rate for services provided by a non-employee director to be 25,000 shares of our common stock for the services provided during the year ended December 31, 2001. We had no director compensation plan in place prior to May 5, 2001, and none our directors were paid any compensation for services as a director during the year ended December 31, 2000.

As detailed in Item 12 of this From 10-KSB "Certain Relationships and Related Transactions", Mr. Maedje received payment for providing accounting and tax services to our German subsidiaries, EZ and EPS. On May 5, 2001, the Board of Directors issued to Klaus Maedje a warrant for the purchase of 50,000 shares of our common stock at $0.60 per share, and 50,000 shares of our common stock.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth information, as of July 31, 2001, with respect to the beneficial owners of our common stock for:

     - each person or group of persons, who we know beneficially own more than 5% of any class of our outstanding stock;

     -    each of our executive officers named in the Summary Compensation
          Table;

     -    each of our directors; and

     -    all executive officers and directors as a group.

In general, under the SEC's rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security or has the power to dispose or direct the disposition of such security. A person is also deemed to be the beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.

At July 31, 2001, 6,881,388 shares of our common stock were issued and outstanding, along with approximately 2,400,000 shares reserved for issuance upon the conversion of convertible debt and the exercise of outstanding options and warrants eligible for exercise into shares of common stock, or for issuance pursuant to employee stock awards, within 60 days.

Unless otherwise indicated, the address for each listed stockholder is: c/o Orion Technologies, Inc. 1133 21St Street, N.W. Washington, D.C.20036. To the best of our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock.

                                                                                        Percent of
                                                                                        outstanding
                                                                    Shares of            shares of
                                                                  common stock         common stock
                                                                  beneficially         beneficially
                 Name and Address of Holder                           owned                owned
-------------------------------------------------------------    ----------------     ----------------
OFFICERS AND DIRECTORS:
     A. Frans Heideman                                                 1,275,807  (1)             14%
     James McComas                                                       400,000  (2)              4%
     Klaus Maedje                                                        274,509  (3)              3%
     Preston Riner                                                       200,000  (4)              2%
     Robert Stocker                                                      103,760  (5)              1%
     All current directors and officers as a group (five
           Persons)  (1,2,3,4,5)                                       2,253,997                  24%

5% OR MORE STOCKHOLDERS:
     Arne Dunham                                                         500,000  (6)              5%
     Qwest  Communications, Inc.
          4250 N. Fairfax Street
          Arlington, Va.  22203                                          600,000  (7)              7%
     First Capital Invest Corp.
          Wickman Bay PO Box 659
          Road Town, Tortola
          British Virgin Islands                                         399,032  (8)              4%
     Maximum Investments Ltd.
          c/o Dr. Marco Stoffel & Partner
          Dolderstrasse 16, CH-8034
          Zurich, Switzerland                                            397,222                   4%
     OIF Optimum Investment Finance AG
          29 Renweg, CH-8001
          Zurich, Switzerland                                          1,823,561  (9)             20%

(1) Consists of 75,807 shares of common stock held in the name of NewDominion Capital Group, Inc., a company controlled by Mr. Heideman, and fully vested options for the purchase of 1,200,000 shares of common stock issued to Mr. Heideman.

(2) Consists of fully vested options for the purchase of 400,000 shares of common stock issued to Mr. McComas.

(3) Consists of 224,509 shares of common stock held by Mr. Maedje and fully vested warrants to purchase 50,000 shares of common stock issued to Mr. Maedje.

(4) Consists of fully vested options for the purchase of 200,000 shares of common stock issued to Mr. Riner.

(5) Consists of 53,760 shares of common stock held by Mr. Stocker and fully vested options to purchase 50,000 shares of common stock issued to Mr. Stocker.

(6) Includes 300,000 shares of our common stock we issued to erbia Networks, Inc, a company controlled by Arne Durhem, as the initial installment toward a total purchase price of $1,000,000 for the operating assets of erbia Networks to be paid in shares of our common stock over a one year period. It may be necessary for us to issue additional shares of its common stock should on the sixth month anniversary date of closing, the value of the 300,000 shares issued be valued at less than $1,000,000. We would be required to issue an additional number of shares of common stock equal to 50% of the remaining balance of the $1,000,000 divided by the market price on the sixth anniversary measurement date. Should on the twelfth month anniversary date, the value of the 300,000 shares plus any additional shares issued at on the sixth month anniversary measurement date be valued at less than $1,000,000, we would be required to issue additional shares of common stock so that the market value of the number of shares of common issued on the twelfth month anniversary measurement date plus the value of previously issued shares of common stock to equal $400,000 as final payment of our obligation to the seller. The seller has requested that 175,000 shares of the first 300,000 shares we issued be held by us in reserve on behalf of the seller, and transferred at its request to agents and certain creditors to settle certain of their obligations we did not assume in the acquisition.

     If our market price does not increase from August 21, 2001 of $0.70 per share, we would be required to issue an additional 1,128,571 shares of common stock to erbia Networks, Inc. in order to for the number of shares we issued times the market price to equal the total purchase price of $1,000,000.

(7) Consists of 400,000 shares of common stock we issued to Qwest as the initial installment for a total price of $400,000 to be paid in our common stock over a six month period as settlement of certain outstanding debts of Globalinx and erbia Networks due to Qwest, and for Qwest to permit us to transfer our customers under the Globalinx Resellers Agreement to the erbia Networks account. We deliverable 400,000 shares at closing. It may be necessary for us to issue additional shares of our common stock should on the third month anniversary date of closing, the value of the 400,000 shares issued be valued at less than $400,000 an additional number of shares of our common stock equal to 50% of the remaining balance of the $400,000; and should on the sixth month anniversary date, the value of the 400,000 shares plus any additional shares issued at on the third month anniversary date be valued at less than $400,000 the number of shares of our common stock to cause the value of these and previously issued shares of our common stock to equal $400,000 as final payment of our obligation to Qwest.

     If our market price does not increase from August 21, 2001 of $0.70 per share, we would be required to issue an additional 171,429 shares of common stock to Qwest in order to for the number of shares we issued times the market price to equal the total amount of $400,000.

(8) First Capital Invest Corp. ("FCIC") has advised us that such shares are held as nominee for various clients of FCIC, none of who beneficially own more than 400,000 shares of Orion stock and none of whom are acting in concert. FCIC has advised us that its clients have voting power and investment power with respect to these shares and that FCIC disclaims beneficial ownership of these shares.

(9) OIF Optimum Investment Finance AG ("OIF") has advised us that such shares are held as nominee for various clients of OIF, none of who beneficially own more than 400,000 shares of Orion stock and none of whom are acting in concert. OIF has advised us that its clients have voting power and investment power with respect to these shares and that OIF disclaims beneficial ownership of these shares.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Executive Officers and Directors to file initial reports of ownership and reports of changes of ownership of the Company's Common Stock with the Securities and Exchange Commission. Executive Officers and Directors are required to furnish the Company with copies of all Section 16(a) forms that they file. Messrs. Heideman, McComas, Maedje, Riner and Stocker have not filed the required Section 16(a) reports related to the granting of stock options and issuance of common stock during the year ended 2000. These individual are in the process of completing these reports and management anticipates that all the required filings will be complete and filed by the September 30, 2001


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH NEWDOMINION CAPITAL GROUP, INC.

During the years ended December 2000 and 1999 we had a verbal agreement with NewDominion Capital Group, Inc., a company in which Frans Heideman is a controlling shareholder, for the provision of office space, office support, management and consulting services and other business related services. In late 2000, we terminated this agreement. We use a limited amount of office and records storage space provided by NewDominion. We also reimbursed NewDominion for all charges we incur for long distance telephone calls and other miscellaneous secretarial, photocopying, and similar expenses. We incurred approximately $230,500 and $193,000 for the above services during the years ended December 31, 2000 and 1999, respectively. These amounts included $47,500 and $80,000 for the services of Mr. Heideman as our chief executive officer for the years ended December 31, 2000 and 1999, respectively. At December 31, 1999 the Company had a payable of $66,000 due to NewDominion. No amounts were due NewDominion at December 31, 2000

In June 1999, the Company converted $248,940 of amounts accrued during 1997 and 1998 due to NewDominion into 75,807 shares of our common stock.

TRANSACTIONS WITH KLAUS MAEDJE

Mr. Klaus Maedje, one of our directors, also earns fees for preparing the accounting and tax reports for EZ. When we acquired EZ in July 1999, Mr. Maedje was owed approximately $47,000 of fees of which approximately $5,200 has been paid to date. On May 12, 2000, Mr. Maedje has agreed to convert the remaining amount owed him into 9,736 shares of our common stock. During the year ended December 31, 2000 and for the first three months ended March 31, 2001, Mr. Maedje earned $31,818 in fees for providing services to EZ and EPS. On May 5, 2001, our Board of Directors approved the settlement of the amount due Mr. Maedje in exchange for 127,273 shares of our common stock. These shares of Company common stock had a value, based on the quoted market price, of approximately $62,000 on that date and is included in net liabilities of discontinued operations at December 31, 2000 and in the loss from discontinued operations for the year ended December 31, 2000.

TVS LINE OF CREDIT GUARANTEE

At December 31, 2000, our wholly-owned subsidiary, TVS, had a revolving line of credit with a bank for up to $100,000, expiring on June 30, 2001, of which the TVS has, at December 31, 2000, drawn $78,443 on this line. Repayment of borrowings under this line of credit is currently guaranteed by two individuals who were shareholders of TVS prior to its acquisition by us and are officers or employees of TVS. No director or officer is personally liable for the repayment of amounts other amount received by us.

SALE OF EZ ENTITIES

In June 2001, we sold the all of the issued and outstanding capital shares of the EZ entities to an individual, who was one of the individuals we acquired the EZ entities from, a current shareholder of ours and is a principal of OIF, for a nominal purchase price.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     The following documents are filed as part of this Form 10-KSB:

      A. Financial Statements for the years ending December 31, 2000, and 1999: See Part II, Item 7

      B.   Exhibits

           Exhibit No.           Description
           ------------------    ------------------------------------------------------------------------------
           3                     Articles of Incorporation.  (Incorporated by reference to the Form 8-K filed on February 24, 2000)

           3.1                   Certificate of Amendment to Articles of Incorporation dated August 13, 1996.
                                 (Incorporated by reference to the Form 8-K filed on February 24, 2000)

           3.2                   Certificate of Amendment to Articles of Incorporation dated September 5,
                                 1997. (Incorporated by reference to the Form 8-K filed on February 24, 2000)

           3.3                   Certificate of Designation, Preferences, and Rights of the Series A
                                 Preferred Stock dated September 5, 1997. (Incorporated by reference to the
                                 Form 8-K filed on February 24, 2000)

           3.4                   Certificate of Designation, Preferences and Rights of the Series B Preferred
                                 Stock dated May 15, 1998. (Incorporated by reference to the Form 8-K filed on February 24, 2000)

           3.5                   Bylaws (Incorporated by reference to the Form 8-K filed on February 24, 2000)

           10.1                  Share Exchange Agreement with Hancock Holdings, Inc. (Incorporated by reference to the Form 8-K filed on February 24, 2000)

           10.2                  Funding and Subscription Agreement  with Optimum Investment Finance
                                 Corporation (Filed Herewith)

           10.3                  Agreement and Plan of Merger with Transaction Verification Systems, Inc.
                                 (Incorporated by reference to the Form 8-K filed on July 17, 2000)

           10.4                  Asset Purchase Agreement by and amount erbia Networks, Inc.; Erbia, Inc.;
                                 FGC, Inc.; Globalinx Corporation and Orion Technologies, Inc.  (Incorporated
                                 by reference to the Form 8-K filed on August 1, 2001)

           10.5                  Qwest Communications Corporation, Orion Technologies, Inc., and Globalinx
                                 Corporation Forbearance, Repayment, Settlement and Release Agreement  (Filed
                                 herewith)

           10.6                  Qwest Communications Corporation, Orion Technologies, Inc., and Globalinx
                                 Corporation Forbearance, Repayment, Settlement and Release Agreement  (Filed
                                 herewith)

           10.7                  Confessed Judgment Promissory Note (filed herewith)

           10.8                  Confessed Judgment Promissory Note (filed herewith)

           21.1                  List of Subsidiaries of the Registrant  (filed herewith)

          C.   Reports on Form 8-K:

               None

                                 SIGNATURE PAGE

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Orion Technologies, Inc.
(Registrant)

Date: August 31, 2001                                                   By: /s/ A. Frans Heideman
                                                                        --------------------------------
                                                                        A. Frans Heideman
                                                                        Director, President and Chief
                                                                        Executive Officer



Date: August 31, 2001                                                   By: /s/ James McComas
                                                                        --------------------------------
                                                                        James McComas
                                                                        Director, Vice President and
                                                                        Chief Financial Officer



Date: August 31, 2001                                                   By: /s/ Klaus Maedje
                                                                        --------------------------------
                                                                        Klaus Maedje
                                                                        Director
