Form 10QSB
period 2001-03-31
ORION TECHNOLOGIES INC
filed 2001-10-30
CIK 1047174

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               ------------------

                                   FORM 10-QSB

 (MARK ONE)
    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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


                           --------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No


As of March 31, 2001 and September 30, 2001 there were 5,307,156 and 6,921,429 shares of Common Stock issued and outstanding, respectively.

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

               Consolidated Balance Sheets as of
               March 31, 2001 and December 31, 2000.................................1

               Consolidated Statements of Operations for the
               Three Months Ended March 31, 2001 and 2000...........................2

               Consolidated Statements of Cash Flows for the
               Three Months Ended March 31, 2001 and 2000...........................3

               Notes to Consolidated Financial Statements...........................4

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations............................................8



PART II - OTHER INFORMATION

Item 1.        Legal Proceedings...................................................12

Item 2.        Changes in Securities and Use of Proceeds...........................12

Item 3.        Defaults Upon Senior Securities.....................................12

Item 4.        Submission of Matters to a Vote of Security Holders.................12

Item 5.        Other Information...................................................12

Item 6.        Exhibits and Reports on Form 8-K....................................12

SIGNATURES ........................................................................13

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                    ORION TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                              March 31,        December 31,
                                                                2001               2000
                                                            -------------     -------------
ASSETS
Current Assets:
     Cash                                                $        37,648  $         19,274
     Accounts receivable, net                                    194,165           220,741
     Inventory                                                   247,860           258,106
     Prepaid assets and other current assets                       2,500             9,895
                                                            -------------     -------------
          Total current  assets                                  482,173           508,016

Property and equipment, net                                       40,093            43,504
Goodwill and other intangibles, net                            1,141,012         1,215,563
Advance to Rodan Telecom                                         100,000           100,000
Other non-current assets                                          51,022            52,800
                                                            -------------     -------------

          Total assets                                   $     1,814,300  $      1,919,883
                                                            =============     =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Line of credit payable                              $        45,943  $         78,443
     Accounts payable                                            982,774         1,472,000
     Accrued expenses                                            640,680           298,912
     Advance from related party                                    3,500             3,500
     Current portion of long-term debt                           369,757           366,051
     Net liabilities of discontinued operations                   86,633            86,633
                                                            -------------     -------------
          Total current liabilities                            2,129,287         2,305,539

Long-term debt, net of current portion                           394,159            87,249
                                                            -------------     -------------

          Total liabilities                                    2,523,446         2,392,788
                                                            -------------     -------------

Commitments and contingencies                                          -                 -

Stockholders' deficit:
     Preferred stock, no par value, 2,500,000 shares
        authorized; 65,000 shares issued and
          outstanding at both March 31, 2001 and
          December 31, 2000                                      135,328           135,328
     Common stock, $0.01 par value, 100,000,000 shares
        authorized; 5,307,156 and 5,190,156 shares
          issued and outstanding at March 31, 2001 and
          December 31, 2000, respectively                          5,308             5,191
      Additional paid in capital                              42,614,261        42,501,078
     Accumulated deficit                                    (43,464,043)      (43,114,502)
                                                            -------------     -------------
          Total stockholders' deficit                          (709,146)         (472,905)
                                                            -------------     -------------

           Total liabilities and stockholders' deficit   $     1,814,300  $      1,919,883
                                                            =============     =============


See accompanying notes to unaudited consolidated financial statements.

                    ORION TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                                2001              2000
                                                            -------------     -------------
Revenues                                                    $    793,236      $          -
Cost of revenues                                                 373,797                 -
                                                            -------------     -------------

Gross Profit                                                     419,439                 -

Sales and marketing                                              106,258                 -
General and administrative expenses                              447,331           462,057
Non-cash compensation expenses - general and
  administrative                                                 109,000                 -
Amortization and depreciation                                     77,988           112,657
                                                            -------------     -------------

Net operating loss                                             (321,138)         (574,714)
Other expense, net                                              (28,403)                 -
                                                            -------------     -------------

Loss from continuing operations before discontinued
  operations                                                   (349,541)         (574,714)
Discontinued operations:
     Loss from discontinued operations                                 -         (319,183)
                                                            -------------     -------------

Net loss                                                       (349,541)         (893,897)
Preferred stock dividend                                         (7,620)           (7,620)
                                                            -------------     -------------

Net loss attributable to common stockholders                $  (357,161)      $  (901,517)
                                                            =============     =============

Loss per common share - Basic and Diluted:
     Loss from continuing operations                        $     (0.07)      $     (0.16)
     Discontinued operations                                           -            (0.09)
                                                            -------------     -------------

      Total loss per share                                  $     (0.07)      $     (0.25)
                                                            =============     =============

      Weighted shares outstanding used in
      calculation - Basic and
      Diluted                                                  5,243,523         3,604,443
                                                            =============     =============

See accompanying notes to unaudited consolidated financial statements.

                    ORION TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                                2001              2000
                                                            -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                    $  (349,541)     $   (574,714)
Adjustments to reconcile net loss to cash used in
  operations:
     Discontinued operations                                           -          (319,183)
     Depreciation and amortization                                77,988           112,657
     Change in net assets of discontinued operations                   -           149,431
     Non-cash compensation                                       109,000                 -
Changes in operating assets and liabilities:
     Accounts receivable                                          26,576                 -
     Inventory                                                    10,246                 -
     Prepaid expenses and other current assets                     7,395                 -
     Advance from OIF                                                  -            78,716
     Other assets                                                  1,753                 -
     Accounts payable and accrued liabilities                    162,422          (72,522)
                                                            -------------     -------------

Net cash provided by (used in) operating activities               45,838         (480,571)
                                                            -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Advance to Rodan Telecom                                               -         (100,000)
Cash advance to Telefreedom                                            -         (250,000)
                                                            -------------     -------------

Net cash used in  investing activities                                 -         (350,000)
                                                            -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit, net                               (32,500)                 -
Repayment of notes payable                                       (6,523)                 -
Proceeds from the sale of common stock                            11,560           813,500
                                                            -------------     -------------

Net cash (used in) provided by financing activities             (27,464)           813,500
                                                            -------------     -------------

Net (decrease) increase in cash                                   18,374          (17,071)
Cash, beginning of period                                         19,274            60,814
                                                            -------------     -------------

Cash, end of  period                                        $     37,648     $      43,743
                                                            =============     =============


See accompanying notes to unaudited consolidated financial statements.

                            ORION TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Orion Technologies, Inc. is a holding company concentrating on acquiring and developing companies engaged in telecommunications-based technologies and services for electronic commerce and business-to-business markets. The Company is focusing its efforts on two lines of business - telecommunications and eCommerce, including electronic point of sale systems. Since the beginning of 2001 the Company completed the following transactions.

     - In May 2001, the Company disposed of its two German subsidiaries, EZ Electronic Payment Systems ("EZ") and EPS Electronic Processing ("EPS").

     - On May 1, 2001, the Company entered into a lease purchase agreement for a Siemen's DCO/CS tandem collocated in space provided by AT&T Local Services at the World Trade Center in Manhattan, NY. The switch was destroyed in connection with the Terrorist attack on the World Trade Center on September 11, 2001. The Company is negotiating with the Lessor to replace this switch that was destroyed with a comparable switch located in Florida applying previous payments against the purchase of this replacement switch.

     - On June 30, 2001, the Company purchased the operating assets, and assumed certain liabilities of erbia Networks, Inc. and related companies.

BASIS OF PRESENTATION

The consolidated financial statements of Orion Technologies, Inc., (the "Company") include the accounts of its wholly owned subsidiaries Globalinx Corporation ("Globalinx"), Transaction Verification Systems, Inc ("TVS"), Special Billing Accounts Group, Inc. ("SABG") and Hancock Holdings, Inc. The Company has accounted for EZ and EPS, both companies formed under the laws of the Federal Republic of Germany, as discontinued operations, as more fully described in Note 3.

All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of the Company's management, the interim consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (US GAAP) have been condensed or omitted. The interim consolidated financial statements should be read in conjunction with the Company's December 31, 2000 audited financial statements filed with the Securities and Exchange Commission on Form 10-KSB. The interim operating results are not necessarily indicative of the operating results for the full fiscal year.

The accompanying financial statements have been prepared in conformity with US GAAP which contemplates the realization of assets, and the satisfaction of liabilities in the normal course of business and the continuation of the company as a going concern. The Company has experienced net losses since its inception, currently has both a significant cash and working capital deficit, and is in immediate need of additional investment capital. As shown in the consolidated financial statements, the Company has accumulated a significant deficit at March 31, 2001. While the Company expects, with the disposal of EZ and EPS, and the acquisition of the operations of erbia Networks that operating results will improve, there can be no assurances that the Company will not experience adverse results of operations in the future, that it will be able to satisfy its current obligations in the normal course of business, or obtain the additional investment capital it needs. The Company believes that without additional investment capital it will not have sufficient cash to fund its activities in the near future, and will not be able to continue operating. As such, the Company's continuation as a going concern is dependent upon its ability to raise additional financing and to successfully develop and introduce its products to market. These factors among others may indicate that the Company will be unable to continue as a going concern. The Company is actively pursuing additional equity financing to provide the necessary funds for working capital and other planned activities.

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


NOTE 2 - BUSINESS ACQUISITIONS

ERBIA NETWORKS, INC .

On April 19, 2001, which was prior to the Company's acquisition of the operating assets of erbia Networks, the Company entered into an agreement with one of its suppliers, Qwest, whereby the Company issued 200,000 shares of its common stock to Qwest in exchange for Qwest extending credit to erbia Networks, and erbia Networks agreeing to pay the Company $250,000 under a promissory note. This note bears interest at 10% per annum.

Effective June 30, 2001, the Company entered into an Asset Purchase Agreement for the acquisition of the operating assets of erbia Networks, Inc. and related companies, and the assumption of certain liabilities. The Company entered into and / or completed the following transactions :

     - The Company issued 300,000 shares of its common stock to erbia Networks, Inc, a company controlled by Arne Durhem, as the initial installment toward a total purchase price of $1,000,000 for the operating assets of erbia Networks to be paid in shares of Company common stock over a one year period. It may be necessary for the Company to issue additional shares of common stock should on the six month anniversary date of closing, the value of the initial installment of 300,000 shares the Company issued be valued at less than $1,000,000. The Company would then be required to issue an additional number of shares of common stock equal to 50% of the remaining balance of the $1,000,000 divided by the market price on the six month anniversary measurement date. Should on the twelve month anniversary date, the value of the 300,000 shares plus any additional shares issued on the six month anniversary measurement date be valued at less than $1,000,000, the Company would be required to issue additional shares of common stock so that the market value of the number of shares of common issued on the twelve month anniversary measurement date plus the value of previously issued shares of common stock would equal $1,000,000 as final payment of the Company's obligation to the seller.

     - The seller requested that 175,000 shares of the first 300,000 shares issued be held in reserve by the Company on behalf of the seller and transferred at its request to agents and certain creditors to settle certain of their obligations that the Company did not assume in the acquisition.

     - The Company issued 200,000 shares of its common stock to Arne Dunhem, 100,000 shares as compensation for him to continue being guarantor for certain contracts, with the remaining 100,000 shares as part of a consulting agreement with him. Should the Company not be able to accomplish the release of Mr. Dunhem as a guarantor within six months following the date of closing, the Company has agreed to issue to this individual an additional 50,000 shares of Company common stock. The Consulting Agreement is for a period of three months following Closing and includes performance targets and bonus compensation opportunities.

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

     - The Company issued 400,000 shares of common stock to Qwest as the initial installment for a total price of $400,000 to be paid in Company common stock over a six month period as settlement of certain outstanding debts of Globalinx and erbia Networks due to Qwest, and for Qwest to permit the Company to transfer its customers under the Globalinx Resellers Agreement to the erbia Networks account. The Company delivered 400,000 shares at closing. It may be necessary for the Company to issue additional shares of its common stock should on the third month anniversary date of closing, the value of the 400,000 shares issued be valued at less than $400,000. The Company would be required to issue an additional number of shares of common stock equal to 50% of the remaining balance of the $400,000 divided by the market price on the third anniversary measurement date. Should on the sixth month anniversary date, the value of the 400,000 shares plus any additional shares issued at on the third month anniversary measurement date be valued at less than $400,000, the Company would be required to issue additional shares of common stock so that the market value of the number of shares of common issued on the six month anniversary measurement date plus the value of previously issued shares of common stock would equal $400,000 as final payment of the Company's obligation to Qwest.

     - The Company also agreed to pay other amounts due from Globalinx to Touch America totaling $22,459.


NOTE 3 - DISCONTINUED OPERATIONS

In December 2000, the Company's Board of Directors decided to dispose of EZ and EPS. In May 2001, the Company sold all the issued and outstanding capital stock of EZ and EPS for a nominal amount to an individual, who was one of the individuals the Company acquired these companies from and a current shareholder of the Company who is a principal of OIF.

Prior period statements of operations and cash flows for the three months ended March 31, 2000 have been restated to present the operations of EZ and EPS as discontinued operations.

NOTE 4 - NOTES PAYABLE

On March 1, 2001, the Company entered into a Promissory Note Agreement with its former legal counsel for $317,140, which represented the amount owed this law firm at December 31, 2000. This Promissory Note bears interest at 8% and is due on the earlier of December 31, 2002 or receipt of gross proceeds from a private placement of securities in the aggregate amount of $1,250,000.

NOTE 5 - STOCKHOLDERS' EQUITY

During January 2001, the Company sold 17,000 shares of common stock for $11,560.

During February 2001, the Company issued 100,0000 shares of common stock to a consultant in exchange for services provided. The fair market value of the shares totaled $109,000 and is recorded as general and administrative expense in the accompanying statement of operations.

NOTE 6 - RELATED PARTY TRANSACTIONS

During 2000, the Company utilized the services of NewDominion Capital Group, Inc., a company which Frans Heideman, the Company's chief executive officer, is the controlling shareholder, to provide the Company with office support, management and consulting services, including amounts paid for the services of Frans Heideman. The Company terminated its agreement with NewDominion during late 2000 having incurred approximately $85,000 of cost during the three months ended March 31, 2000 for such services.

Mr. Klaus Maedje, one of the Company's directors, earned fees for preparing the accounting and tax reports for EZ and EPS. During the three months ended March 31, 2001 and 2000, Mr. Maedje earned approximately $38,000 and $39,000, respectively, in fees for providing these services to EZ and EPS.

NOTE 7 - SEGMENT INFORMATION

PRODUCT AND SERVICES INFORMATION

The following tables show revenues by product and service group for each reportable segment for the three months ended March 31, 2001. The Company operated in only one segment during the three months ended March 31, 2000.

                                   Telecom       Point       Corporate
                                   Services      of Sale       Costs           Total
                                  ----------    ---------   -----------    ------------
Revenue from external
  customer                       $  243,033    $ 550,203      $      -      $  793,236
Intersegment revenues                                  -             -               -
Segment loss before taxes         (116,121)        1,153     (234,573)       (349,541)

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

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

The Company made no payment for interest or taxes during the three months ending March 31, 2001 and 2000. In addition, the Company had the following non-cash activities during the three months ended March 31, 2001 and 2000.

                                                         2001             2000
                                                     -------------    --------------
Conversion of accounts payable into a note
  payable                                             $   317,140       $         -
Issuance of 25,000 shares of common stock as
payment for the acquisition of Hancock
  Holdings, Inc.                                                            112,500
Accrual of dividends on preferred stock                     7,260             7,260

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

Our financial statements have been presented on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. We have experienced losses since our inception, currently have a significant working capital deficit, and are in the need of additional capital investment. Our auditors have included a fourth paragraph in their Report of Independent Certified Public Accountants, drawing attention to factors which raise substantial doubt about our ability to continue as a going concern. We are hopeful that, with our recent acquisition of the business assets of erbia Networks and the disposal of EZ and EPS, our operating results will improve. However, there can be no assurances that positive results will occur. We may continue to experience adverse results of operation in the future, and may not be able to satisfy our current obligations in the normal course of business or obtain additional investment capital on terms acceptable to us, or at all.

Prior to April 2001, our common stock was traded on the OTC Bulletin Board, a service operated by the Nasdaq Stock Market, Inc. under the trading symbol "ORTG". Our common stock was removed temporarily from the OTC Bulletin Board in accordance with NASD Market Rule 6530 and we are currently listed in the gray market until we qualify for relisting, which we are working to accomplish.

OVERVIEW OF OUR BUSINESS AND RESULTS OF OPERATIONS

Our focus is on providing telecommunications services and electronic commerce (point of sale) equipment. In December 1999, we formed Globalinx, a wholly owned subsidiary that is concentrating on providing integrated telecommunications services, including the resale of long distance telephone time and in March 2000 we acquired Special Accounts Billing Group, Inc., a Company owning FCC state certification licenses throughout the United States. In May 2001, we entered into a lease purchase agreement with The Willis Group, Inc. of Houston, Texas, for a Siemen's DCO/CS tandem switch, which used to be collocated in space provided by AT&T Local Services at the World Trade Center in Manhattan, New York. The switch was destroyed in connection with the Terrorist attack on the World Trade Center on September 11, 2001. We are negotiating with the lessor to replace this switch that was destroyed with a comparable switch located in Florida, applying previous payments against the purchase of this replacement switch. The switch facility, if obtained in Florida, will allow Globalinx to offer facility based enhanced telecommunications solutions for our commercial and residential customer base and expand our network operations to include wholesale, pre-paid and existing post-paid services. We believe that should we be successful in completing our negotiation and the replacement switch becomes operational, multiple global carriers will be connected to the switch.

Effective June 30, 2001, the Company purchased the majority of the operating assets and assumed certain liabilities of erbia Networks, Inc. and related companies. This acquisition substantially increases the customer base for Globalinx products. Founded in 1998, erbia Networks provides long distance services to more than 20,000 small office/home office (SOHO), small-to-medium enterprises and high-value residential customers nationwide. It also possesses a sizable agent base and customer care call center in Margate, Florida. By merging the management teams and resources of Globalinx and erbia Networks, Globalinx expands its customer service capabilities and breadth of services offering to customers worldwide. erbia Networks provides long-distance services to more than 20,000 customers. Should we be successful in completing our negotiations for a replacement switch and with our acquisition of erbia Networks, we would consider ourselves to be a facilities based reseller of bundled telecommunications services, including long distance time.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2001 AND 2000

For the three months ended March 31, 2001 and 2000, we experienced net losses before discontinued operations of ($349,541) or ($0.07) per share of common stock and ($893,897) or ($0.16) per share of common stock, respectively. The loss for the three months ended March 31, 2001 was caused primarily by operating losses incurred by Globalinx, and corporate administrative charges which included a non-cash charge of $109,000 recorded in connection with the issuance of 100,000 shares of common stock to a consultant in exchange for services received.

We anticipate that the June 2001 acquisition of the operating assets and customer base of erbia Networks will enable us to add product offerings and services that are in our areas of focus, and will contribute both revenues and cash flows once fully integrated and operational.

Due to the recent acquisition of the operating assets of erbia Network and the discontinuance of our European operations, we believe that our current operations are not indicative of our future operations. It is difficult for us to predict what those operations will consist of, since we are in the process of refining our focus and building our Company. Our current focus includes additional acquisitions, all of which would be subject to the Company being able to obtain financing on acceptable terms.

REVENUES

Our revenue from continuing operations for the three months ended March 31, 2001 and 2000 were as follows.

                                                       2001             2000
                                                   -------------    --------------
Sale of TVS products                               $    550,203      $          -
Sale of services by Globalinx                           243,033                 -
                                                   -------------    --------------

                                                   $    793,236      $          -
                                                   =============    ==============


 We had no sales during the three months ended March 31, 2000 other than $27,630 generated by EZ which are included in discontinued operations.

COST OF REVENUES

During the three months ended March 31, 2001 and 2000, cost of services provided and goods sold were as follows.

                                                       2001             2000
                                                   -------------    --------------
Sale of TVS products                               $    232,133      $          -
Sale of services by Globalinx                           141,664                 -
                                                   -------------    --------------

                                                   $    373,797      $          -
                                                   =============    ==============


Costs we incur related to the sale of point of sale security products by TVS consist primarily of material and labor costs incurred in producing the products. Gross margins at TVS are relatively stable at approximately 50%, and are expected to remain at this level in the future. Our cost of the services provided by Globalinx consists primarily of the cost of long distance services we purchase. We believe that, as our customer base increases and our revenues grow, our costs will increase. However, as our customer base expands and we diversify our product offerings, we expect to experience an improvement in our overall gross margin.

SALES AND MARKETING

During the three months ended March 31, 2001, we incurred sales and marketing costs in both our Globalinx and TVS subsidiaries totaling $106,258. We anticipate that we will incur increased sales and marketing costs in these subsidiaries as we introduce new products, expand our markets and integrate acquisitions, like erbia Networks, into our business.

GENERAL AND ADMINISTRATIVE

During the three months ended March 31, 2001 and 2000, we incurred general and administrative expenses totaling $447,331 and $462,054, respectively. We expect general and administrative expenses to increase in the future. General and administrative expenses for the three months ended March 31, 2001 and 2000 were as follows:

                                                       2001             2000
                                                   -------------    --------------
Orion Technologies                                 $     99,944      $    318,384
Globalinx                                               166,188           143,673
TVS                                                     181,199                 -
                                                   -------------    --------------

                                                   $    447,331      $    462,057
                                                   =============    ==============

NON-CASH COMPENSATION-GENERAL AND ADMINSTRATIVE

During February 2001, we issued 100,000 shares of common stock to a consultant in exchange for services received. The shares had a fair value of $109,000 at the date of issuance.

AMORTIZATION AND DEPRECIATION

Amortization and depreciation expense was $77,988 for the three months ended March 31, 2001, and relates primarily to the amortization of goodwill and other intangibles we recorded in connection with our acquisitions of TVS and SABG. Since we plan to complete additional acquisitions in the future and anticipate purchasing property and equipment used in the operation of our businesses, we expect that amortization and depreciation expense will also continue to increase. Amortization and depreciation of $112,657 for the three months ended March 31, 2000 was related to the full impairment of the $112,500 of goodwill recorded when we acquired Hancock Holdings.

Goodwill amortization during the three months ended March 31, 2000 related to the acquisition of EZ and EPS totaled $188,675. This amount has been included in loss from discontinued operations at March 31, 2000.

INCOME TAXES

There was no provision for federal or state income taxes for the period from our inception due to our operating losses. At March 31, 2001, we had net operating loss carryforwards for income tax purposes. A valuation allowance has been established and, accordingly, no benefit has been recognized for our net operating losses and other deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2001, we raised $11,560 from the sale of 17,000 shares of our common stock.

Our line of credit, available for use exclusively by TVS, for up to $100,000 expired on June 30, 2001 and was terminated on July 31, 2001. At March 31, 2000, we had drawn approximately $46,000 under this line of credit. Certain current employees and former stockholders of TVS guarantee repayment of this line of credit. In connection with the termination of this line of credit we agreed to repay the bank the $35,000 outstanding at that time in monthly installments of $6,000 over a six-month period.

Net cash provided by operating activities for the three months ended March 31, 2001 totaled $45,838. Cash provided from operations was primarily due to our accounts payable and accrued liabilities increasing offset by our loss from operations, adjusted for non-cash items, which include depreciation, amortization and non cash compensation.

There were no investing activities during the three months ended March 31, 2001.

We expect to increase our capital expenditures and enter into lease commitments in the future consistent with our anticipated growth in operations, infrastructure and personnel.

Net cash used in financing activities was $27,464 during the three months ended March 31, 2001 and consisted primarily of repayments on the Company's line of credit and long-term debt. We also sold a small number of shares of our common stock for $11,560, which we used for working capital.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets, and the satisfaction of liabilities in the normal course of business. Our auditors have included in their Report of Independent Certified Public Accountants a fourth (explanatory) paragraph drawing attention to factors that raise substantial doubt about our ability to continue as a going concern. We have experienced net losses since our inception, currently have a significant working capital deficit, and are in immediate need of additional investment capital in order to continue our operations.

Although we are hopeful that operating results will improve, there can be no assurances that positive results will occur. We may continue to experience adverse results of operation in the future, and we will not be able to satisfy our current obligations in the normal course of business or obtain additional investment capital on terms acceptable to us, or at all. We believe that without additional investment capital we will not have sufficient cash to fund our planned activities in the near future, and we will not be able to continue operating. As such, our continuation as a going concern is dependent upon our ability to immediately raise additional financing followed by the successful development and introduction of our products and services to market. Our anticipated cash flows from our 2001 operations is largely dependent upon our ability to achieve our sales and gross profit objectives from our current products and the new products we launched in 2001 in connection with our acquisition of erbia Networks. These factors among others may indicate that we will be unable to continue as a going concern. We are actively pursuing additional equity financing to provide the necessary funds for working capital. We cannot be assured that we will be able to secure the needed funds or that should we be able to obtain these funds, that they will be on terms acceptable to us.

PART II - OTHER INFORMATION

Item 1. Legal proceedings - None.

Item 2. Changes in securities and use of proceeds - None.

Item 3. Defaults upon senior securities

        In connection with our acquisition of TVS on June 30, 2000, the holders of 7,294 shares of TVS Preferred Stock did not elect to convert their TVS Preferred Stock into shares of our common stock and instead received promissory notes totaling $72,940. These promissory notes bear 8% per annum simple interest, and the principal and interest due was payable on December 31, 2000. Orion Technologies Inc. has guaranteed the repayment of these notes. At March 31, 2001, we were in default of these notes, and are currently attempting to arrive at a solution to this situation due to our inability to satisfy this debt on the due date.

Item 4. Submission of matters to a vote of security holders - None.

Item 5. Other information - None.

Item 6. Exhibits and reports on Form 8-K

A.  Exhibits

         Exhibit No.       Description
         ---------------   ----------------------------------------------------------------
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


B.  Reports on Form 8-K: None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Orion Technologies, Inc.
 (Registrant)


By:     /s/ A. Frans Heideman               Date: October 26, 2001
        ------------------------------
        A. Frans  Heideman, President
        and Chief Executive Officer


By:     /s/ James McComas                   Date: October 26, 2001
        ------------------------------
        James McComas, Vice President
        and Chief Financial Officer