Form 10QSB
period 2001-06-30
ORION TECHNOLOGIES INC
filed 2001-11-01
CIK 1047174

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                ---------------

                                 FORM 10-QSB

 (MARK ONE)
     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                                --------------




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No


As of June 30, 2001 and September 30, 2001 there were 6,921,429 shares of Common Stock issued and outstanding.

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

               Consolidated Balance Sheets as of
               June 30, 2001 and December 31, 2000..................................1

               Consolidated Statements of Operations for the
               Three Months Ended June 30, 2001 and 2000............................2

               Consolidated Statements of Operations for the
               Six Months Ended June 30, 2001 and 2000..............................3

               Consolidated Statements of Cash Flows for the
                Six Months Ended June 30, 2001 and 2000.............................4

               Notes to Consolidated Financial Statements...........................5

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations...........................................10



PART II - OTHER INFORMATION

Item 1.        Legal Proceedings...................................................15

Item 2.        Changes in Securities and Use of Proceeds...........................15

Item 3.        Defaults Upon Senior Securities.....................................15

Item 4.        Submission of Matters to a Vote of Security Holders.................15

Item 5.        Other Information...................................................15

Item 6.        Exhibits and Reports on Form 8-K....................................15


SIGNATURES ........................................................................16

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                  ORION TECHNOLOGIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                                              June 30,          December 31,
                                                                2001               2000
                                                            -------------     -------------
ASSETS
Current Assets:
     Cash                                                $        74,160  $         19,274
     Accounts receivable, net                                    551,324           220,741
     Inventory                                                   246,041           258,106
     Prepaid assets and other current assets                           -             9,895
                                                            -------------     -------------
          Total current assets                                   825,525           508,016

Property and equipment, net                                      371,433            43,504
Goodwill and other intangibles, net                            2,639,249         1,215,563
Advance to Rodan Telecom                                         100,000           100,000
Other non-current assets                                          42,855            52,800
                                                            -------------     -------------

          Total assets                                   $     4,025,062  $      1,919,883
                                                            =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Line of credit payable                              $        35,000  $         78,443
     Accounts payable                                            914,529         1,472,000
     Accrued expenses                                            387,903           298,912
     Advance from related party                                    3,500             3,500
     Current portion of long-term debt                         1,084,831           366,051
     Capital lease obligation                                    220,020                 -
     Net liabilities of discontinued operations                   24,633            86,633
                                                            -------------     -------------
          Total current liabilities                            2,670,416         2,305,539

Long-term debt, net of current portion                           489,383            87,249
                                                            -------------     -------------

          Total liabilities                                    3,159,799         2,392,788
                                                            -------------     -------------

Commitments and contingencies                                          -                 -

Stockholders' equity (deficit):
     Preferred stock, no par value, 2,500,000 shares
        authorized; 65,000 shares issued and
        outstanding                                              135,328           135,328
     Common stock, $0.01 par value, 100,000,000 shares
        authorized; 6,921,429 and 5,190,156 shares
        issued and outstanding at June 30, 2001 and
        December 31, 2000, respectively                            6,922             5,191
     Additional paid in capital                               44,620,703        42,501,078
     Accumulated deficit                                    (43,897,690)      (43,114,502)
                                                            -------------     -------------
          Total stockholders' equity (deficit)                   865,263         (472,905)
                                                            -------------     -------------

           Total liabilities and stockholders' equity
            (deficit)                                    $     4,025,062  $      1,919,883
                                                            =============     =============


See accompanying notes to unaudited consolidated financial statements.

                  ORION TECHNOLOGIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2001 AND 2000
                                 (UNAUDITED)

                                                                2001              2000
                                                            -------------     -------------
Revenues                                                 $       640,027   $       204,636
Cost of revenues                                                 344,708           182,619
                                                            -------------     -------------

Gross profit                                                     295,319            22,017

Sales and marketing                                               55,535                 -
General and administrative expenses                              493,908           668,491
Telefreedom advance write-off                                          -           330,000
Amortization and depreciation                                     92,990             5,746
                                                            -------------     -------------

Net operating loss                                             (347,114)         (982,217)
Interest and other expense, net                                 (86,533)          (18,500)
                                                            -------------     -------------

Loss from continuing operations before discontinued
operations                                                     (433,647)       (1,000,717)
Discontinued operations:
     Loss from discontinued operations                                 -           276,688
                                                            -------------     -------------

Net loss                                                       (433,647)       (1,277,405)
Preferred stock dividend                                         (7,620)           (7,620)
                                                            -------------     -------------

Net loss attributable to common stockholders             $     (441,267)   $   (1,284,665)
                                                            =============     =============

Loss per common share - Basic and Diluted:
     Loss from continuing operations                     $        (0.07)   $        (0.23)
     Discontinued operations                                           -            (0.06)
                                                            -------------     -------------

      Total loss per share                               $        (0.07)   $        (0.29)
                                                            =============     =============

      Weighted shares outstanding used in calculation
      - Basic and Diluted                                      5,865,085         4,286,445
                                                            =============     =============


See accompanying notes to unaudited consolidated financial statements.

                  ORION TECHNOLOGIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000
                                 (UNAUDITED)

                                                                2001              2000
                                                            -------------     -------------
Revenues                                                 $     1,433,263   $       204,636
Cost of revenues                                                 718,505           182,619
                                                            -------------     -------------

Gross profit                                                     714,758            22,017

Sales and marketing                                              161,793                 -
General and administrative expenses                            1,050,239         1,120,545
Telefreedom advance write-off                                          -           330,000
Amortization and depreciation                                    170,978           118,403
                                                            -------------     -------------

Net operating loss                                             (668,252)       (1,556,931)
Interest and other expense, net                                (114,936)          (18,500)
                                                            -------------     -------------

Loss from continuing operations before discontinued
operations                                                     (783,188)       (1,575,431)
Discontinued operations:
     Loss from discontinued operations                                 -         (595,871)
                                                            -------------     -------------

Net loss                                                       (783,188)       (2,171,302)
Preferred stock dividend                                        (15,240)          (15,240)
                                                            -------------     -------------

Net loss attributable to common stockholders             $     (798,428)   $   (2,186,542)
                                                            =============     =============

Loss per common share - Basic and Diluted:
     Loss from continuing operations                     $        (0.14)   $        (0.40)
     Discontinued operations                                           -            (0.15)
                                                            -------------     -------------

      Total loss per share                               $        (0.14)   $        (0.55)
                                                            =============     =============

      Weighted shares outstanding used in calculation
      - Basic and Diluted                                      5,566,823         3,945,443
                                                            =============     =============


See accompanying notes to unaudited consolidated financial statements.

                  ORION TECHNOLOGIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000
                                 (UNAUDITED)

                                                                2001              2000
                                                            -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                 $     (783,188)  $    (1,575,431)
Loss from discontinued operations                                      -         (595,871)
Adjustments to reconcile net loss to cash used in
operations:
     Depreciation and amortization                               170,978           118,304
     Write off of Telefreedom advance                                  -           330,000
     Non-cash compensation                                       109,000                 -
Changes in operating assets and liabilities:
     Accounts receivable                                          13,784          (87,336)
     Inventory                                                    12,065                 -
     Prepaid expenses and other current assets                     9,895          (11,340)
     Other assets                                                  9,945          (25,977)
     Accounts payable and accrued liabilities                    456,558           410,991
     Net assets of discontinued operations                             -           539,710
                                                            -------------     -------------

Net cash used in operating activities                              (963)         (896,853)
                                                            -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                               (2,936)          (15,581)
Acquisition of Special Accounts Billing Group, Inc.                    -          (60,000)
Acquisition of Transaction Verification Systems, Inc.,
net of cash acquired                                                   -             2,403
Proceeds lent to Rodan Telecom                                         -         (100,000)
Cash advance to Telefreedom                                            -         (330,000)
                                                            -------------     -------------

Net cash used in investing activities                            (2,936)         (503,178)
                                                            -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit, net                               (43,443)                 -
Payments of capital lease obligations                           (35,000)                 -
Repayment of notes payable                                      (27,332)                 -
Proceeds from note payable                                        50,000                 -
Proceeds from the sale of common stock                           114,560         1,383,025
                                                            -------------     -------------

Net cash provided by financing activities                         58,785         1,383,025
                                                            -------------     -------------

Cash, beginning of period                                         19,274            60,814
Net increase (decrease) in cash                                   54,886          (17,006)
                                                            -------------     -------------

Cash, end of period                                      $        74,160  $         43,808
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

All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of the Company's management, the interim consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. The interim consolidated financial statements should be read in conjunction with the Company's December 31, 2000 audited financial statements filed with the Securities and Exchange Commission on Form 10-KSB. The interim operating results are not necessarily indicative of the operating results for the full fiscal year.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the realization of assets, and the satisfaction of liabilities in the normal course of business and the continuation of the company as a going concern. The Company has experienced net losses since its inception, currently has both a significant cash and working capital deficit, and is in immediate need of additional investment capital. As shown in the consolidated financial statements, the Company has accumulated a significant deficit at June 30, 2001. While the Company expects, with the disposal of EZ and EPS, and the acquisition of the operations of erbia Networks that operating results will improve, there can be no assurances that the Company will not experience adverse results of operations in the future, that it will be able to satisfy its current obligations in the normal course of business, or obtain the additional investment capital it needs. The Company believes that without additional investment capital it will not have sufficient cash to fund its activities in the near future, and will not be able to continue operating. As such, the Company's continuation as a going concern is dependent upon its ability to raise additional financing and to successfully develop and introduce its products to market. These factors among others may indicate that the Company will be unable to continue as a going concern. The Company is actively pursuing additional equity financing to provide the necessary funds for working capital and other planned activities.

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

Effective June 30, 2001, the Company entered into an Asset Purchase Agreement for the acquisition of the operating assets of erbia Networks and related companies, and the assumption of certain liabilities. The Company entered into and / or completed the following transactions:

    - The Company issued 300,000 shares of its common stock to erbia Networks, Inc, a company controlled by Arne Durhem, as the initial installment toward a total purchase price of $1,000,000 for the operating assets of erbia Networks to be paid in shares of Company common stock over a one year period. It may be necessary for the Company to issue additional shares of common stock should on the six month anniversary date of closing, the value of the initial installment of 300,000 shares the Company issued be valued at less than $1,000,000. The Company would then be required to issue an additional number of shares of common stock equal to 50% of the remaining balance of the $1,000,000 divided by the market price on the six month measurement date. Should on the twelve month anniversary date, the value of the 300,000 shares plus any additional shares issued at on the six month anniversary measurement date be valued at less than $1,000,000, the Company would be required to issue additional shares of common stock so that the market value of the number of shares of common issued on the twelve month anniversary measurement date plus the value of previously issued shares of common stock would equal $1,000,000 as final payment of the Company's obligation to the seller.

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

    - The Company entered into two promissory notes payable to Qwest Communications, Inc. totaling $821,106. These two promissory notes, one for $500,000 which represented the settlement amount due Qwest by erbia Networks prior to the Company's acquisition of the operating assets of erbia Networks, and one for $321,106 which represented amounts due to Qwest from Globalinx. These notes are due in monthly payments of $39,687 beginning in August 2001 through January 2002, followed by six additional monthly payments of $106,744. Based on this payment schedule, and effective interest at approximately 10%, these notes will fully amortize with the last monthly payment in July 2002.

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

The acquisition was accounted for under the purchase method of accounting, thus the results of erbia Network's operations have been included in the consolidated financial statements from the date of acquisition. The purchase price was allocated based on the preliminary fair value of the assets acquired and the liabilities assumed at the date of acquisition, and is subject to revision. The purchase resulted in goodwill of approximately $1,570,000.

The unaudited pro forma information for the six months ended June 30, 2001 set forth below gives effect to the acquisition as if it had occurred on January 1, 2001. The pro forma information is presented for information purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of January 1, 2001.

Revenue                          $     3,261,521
Net loss                               (108,188)
Loss per share - Basic and
Diluted                                   (0.02)


ACQUISITION OF THE NEW YORK SWITCH FACILITY

On May 1, 2001, the Company, through its wholly-owned subsidiary - Globalinx, entered into a lease purchase agreement for a Siemen's DCO/CS tandem switch with a total purchase price of approximately $240,000. The lease agreement requires monthly payments of $15,000 to be credited against the total purchase price until paid in full. Payment of any balance due may be paid in full at any time without penalty. The switch was co-located in space provided by AT&T Local Services at the World Trade Center in Manhattan, NY. The switch was destroyed in connection with the Terrorist attack on the World Trade Center on September 11, 2001. The Company is negotiating with the Lessor to replace this switch that was destroyed with a comparable switch located in Florida applying previous payments against the purchase of this replacement switch of equal value.


NOTE 3 - DISCONTINUED OPERATIONS

In December 2000, the Company's Board of Directors decided to dispose of EZ and EPS. In May 2001, the Company sold all the issued and outstanding capital stock of EZ and EPS for a nominal amount to an individual, who was one of the individuals the Company acquired these companies from and a current shareholder of the Company who is a principal of OIF.

Prior period statements of operations and cash flows for the six months ended June 30, 2000 have been restated to present the operations of EZ and EPS as discontinued operations.

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

On April 26, 2001, the Company entered into a promissory note agreement for $50,000. This promissory notes bear interest at 12%, with principal and accrued interest due on October 26, 2001. In connection with the issuance of this promissory note, the Company issued a stock purchase warrant for the purchase of up to 250,000 shares of the Company's common stock at $0.10 per share. This stock purchase warrant expires on February 24, 2004. Based on the relative fair value of the debenture and stock purchase warrant, the stock purchase warrant has been assigned a value of $40,000, which represents a discount and will be amortized to interest expense over the life of the debt.


NOTE 5 - STOCKHOLDERS' EQUITY

COMMON STOCK

During the six months ended June 30, 2001, the Company sold 429,000 shares of common stock for $114,560.

During February 2001, the Company issued 100,000 shares of common stock to a consultant in exchange for services provided. The fair market value of the shares totaled $109,000 and is recorded as general and administrative expense in the accompanying statement of operations. During May 2001, the Company issued an additional 100,000 shares of its common stock in satisfaction of amounts due its landlord. The fair market value of the shares totaled $48,000, and is recorded as general and administative expense.

In addition, in May 2001, the Company issued 202,273 shares of its common stock to Mr. Maedje in satisfaction for services Mr. Maedje provided to EZ and EPS, and for past due directors fees.


STOCK OPTIONS

On May 5, 2001, the Company granted to certain employees options to purchase 550,000 shares of its common stock with an exercise price of 25% of fair market on the date of grant in satisfaction of amount previously accrued by the Company at December 31, 2000. The intrinsic value of these options on the date of grant was $182,500.


NOTE 6 - RELATED PARTY TRANSACTIONS

During 2000, the Company utilized the services of NewDominion Capital Group, Inc., a company which Frans Heideman, the Company's chief executive officer, is the controlling shareholder, to provide the Company with office support, management and consulting services, including amounts paid for the services of Frans Heideman. The Company terminated its agreement with NewDominion during late 2000 having incurred approximately $85,000 of cost during the six months ended June 30, 2000 for such services.

Mr. Klaus Maedje, one of the Company's directors, earned fees for preparing the accounting and tax reports for EZ and EPS. During the six months ended June 30, 2001 and 2000, Mr. Maedje earned approximately $38,000 and $39,000, respectively, in fees for providing these services to EZ and EPS. As noted in
Note 5 above, this and other amounts were satisfied in exchange for shares of the Company common stock.

NOTE 7 - SEGMENT INFORMATION

PRODUCT AND SERVICES INFORMATION

The following tables show revenues by product and service group for each reportable segment for the six months ended June 30, 2001. The Company operated in only one segment during the six months ended June 30, 2000.

                                  Telecom       Point       Corporate
                                  Services      of Sale       Costs           Total
                                  ----------    ---------   -----------    ------------
Revenue from external
customer                       $  1,083,495  $   349,768  $          -  $    1,433,263
Intersegment revenues                                  -             -               -
Segment loss before taxes         (222,540)     (28,379)     (532,269)       (783,188)

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

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

The Company made no payment for interest or taxes during the six months ending June 30, 2001 and 2000. In addition, the Company had the following non-cash activities during the six months ended June 30, 2001 and 2000.

                                                           2001             2000
                                                       -------------    --------------
Conversion of accounts payable into a note         $        317,140  $              -
payable

Grant of stock options and issuance of
common stock in satisfaction of accrued
amounts due certain employees and consultants               292,316            39,000
Assets acquired under capital lease arrangements            264,024
Accrual of dividends on preferred stock                       7,260             7,260

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

OVERVIEW OF OUR BUSINESS AND RESULTS OF OPERATIONS

Our focus is on providing telecommunications services and electronic commerce (point of sale) equipment. In December 1999, we formed Globalinx, a wholly owned subsidiary that is concentrating on providing integrated telecommunications services, including the resale of long distance telephone time and in March, 2000 we acquired Special Accounts Billing Group, Inc., a Company owning FCC state certification licenses throughout the United States. In May 2001, we entered into a lease purchase agreement with The Willis Group, Inc. of Houston, Texas, for a Siemen's DCO/CS tandem switch, which used to be collocated in space provided by AT&T Local Services at the World Trade Center in Manhattan, New York. The switch was destroyed in connection with the terrorist attack on the World Trade Center on September 11, 2001. We are negotiating with the lessor to replace this switch that was destroyed with a comparable switch located in Florida with application of previous payments against the purchase of this replacement switch. The switch facility, if obtained in Florida, will allow Globalinx to offer facility based enhanced telecommunications solutions for our commercial and residential customer base and expand our network operations to include wholesale, pre-paid and existing post-paid services. We believe that should we be successful in completing our negotiation and the replacement switch becomes operational multiple global carriers will be connected to the switch.

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

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

We experienced net losses before discontinued operations for all of the three and six months months ended June 30, 2001 and 2000.

                                                                   Six            Six
                                   Three            Three         months         Months
                                  months           months         ended          ended
                                ended June       ended June      June 30,       June 30,
                                 30, 2001         30, 2000         2001           2000
                                ------------     ------------   -----------    -----------
Net loss from operations      $   (443,647)    $ (1,000,717)     (783,118)     (1,575,431)
Net loss per common share            (0.07)           (0.23)        (0.14)          (0.40)

The loss for the three and six months ended June 30, 2001 was caused primarily by operating losses we incurred in our Globalinx subsidiary and costs related to corporate administrative charges, which included a non-cash charge of $109,000 recorded in connection with the issuance of 100,000 shares of common stock issued to a consultant in exchange for services received. We acquired TVS on June 30, 2000, and as such the results of TVS is not included in our operations during 2000.

We anticipate that the June 2001 acquisition of the operating assets and customer base of erbia Networks will enable us to add product offerings and services that are in our areas of focus, and will contribute both revenues and cash flows once fully integrated and operational.

Due to the recent acquisition of the operating assets of erbia Network, and the discontinuance of our European operations, we believe that our current operations are not indicative of our future operations. It is difficult for us to predict what those operations will consist of, since we are in the process of refining our focus and building our Company. Our current focus includes additional acquisitions, all of which would be subject to the Company being able to obtain financing on acceptable terms.

REVENUES

Our revenue from continuing operations for the three and six months ended June 30, 2001 were as follows.

                                                                 Six            Six
                                   Three          Three         months         Months
                                  months         months         ended          ended
                                ended June     ended June      June 30,       June 30,
                                 30, 2001       30, 2000         2001           2000
                                ------------   ------------   -----------    -----------
Sale of TVS products          $     533,292   $          -   $ 1,083,495    $         -
Sale of services by
Globalinx                           106,735        204,636       349,768        204,636
                                ------------   ------------   -----------    -----------

                              $     640,027   $    204,636   $ 1,433,263    $   204,636
                                ============   ============   ===========    ===========

Sales generated by EZ totalling $54,253 the six months ended June 30, 2000 are included in discontinued operations.

COST OF REVENUES

During the three and six months ended June 30, 2001 cost of services provided and goods sold were as follows.

                                                                 Six            Six
                                   Three          Three         months         Months
                                  months         months         ended          ended
                                ended June     ended June      June 30,       June 30,
                                 30, 2001       30, 2000         2001           2000
                                ------------   ------------   -----------    -----------
Cost of sale of TVS products  $     250,009   $          -   $   482,142    $         -
Cost  of services by
Globalinx                            94,699        182,619       263,363        182,619
                                ------------   ------------   -----------    -----------

                              $     344,708   $    182,619   $   718,505    $   182,619
                                ============   ============   ===========    ===========

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

SALES AND MARKETING

During the three and six months ended June 30, 2001, we incurred sales and marketing costs in both our Globalinx and TVS subsidiaries totaling $55,535 and $161,793. We did not incur any costs for sales and marketing during the six months ended June 30, 2000. We anticipate that we will incur increased sales and marketing costs in these subsidiaries as we introduce new products, expand our markets and integrate acquisitions, like erbia Networks, into our business.

GENERAL AND ADMINISTRATIVE

During the three and six months ended June 30, 2001 we incurred general and administrative expenses totaling $493,908 and $1,050,239, respectively, compared to general and administrative expense we incurred totalling $668,491 and $1,120,545 for the three and six months ended June 30, 2000. Included in general and administrative expenses for the six months ended June 30, 2001 is $109,000 of non-cash costs related to the issuance of 100,000 shares of common stock to a consultant in exchange for services. We expect general and administrative expenses to increase in the future as our operating expand. General and administrative expenses for the six months ended June 30, 2001 and 2000 were as follows:

                                                       2001             2000
                                                   -------------    --------------
Orion Technologies                             $        436,621    $      882,807
Globalinx                                               249,859           237,738
TVS                                                     363,759                 -
                                                   -------------    --------------

                                               $      1,050,239    $    1,120,545
                                                   =============    ==============

AMORTIZATION AND DEPRECIATION

Amortization and depreciation expense was $170,978 for the six months ended June 30, 2001, and relates primarily to the amortization of goodwill and other intangibles we recorded in connection with our acquisitions of TVS and SABG. Amortization and depreciation of $118,403 for the six months ended June 30, 2000 was related primarily to the impairment of goodwill when Hancock Holdings.

We recorded approximately $1,570,000 of additional goodwill on June 30, 2001 in connection with our acquisition of the operating assets of erbia Networks. We plan to complete additional acquisitions in the future we anticipate that some, or all of these acquisition could result in us recording additional goodwill.

The issuance of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets" in June 2001, will impact the amount of goodwill amortization recognized in future periods. Effective July 2001, goodwill related to new acquisitions will not be amortized. but will instead be reviewed at least annually for impairment. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we may elect to adopt SFAS 142 effective either January 1, 2002 or January 1, 2003. Due to the complexity of this new standard and its recent issuance, we are evaluating whether to adopt SFAS 142 effective January 1, 2002. This election must be made prior to the issuance of the Company's financial statements for the quarter ending March 31, 2002. Upon adoption of SFAS 142, goodwill related to purchase acquisitions which occurred prior to July 1, 2001 will no longer be amortized, but instead reviewed at least annually for impairment.

INCOME TAXES

There was no provision for federal or state income taxes for the period from our inception due to our operating losses. At June 30, 2001, we had net operating loss carryforwards for income tax purposes. A valuation allowance has been established and, accordingly, no benefit has been recognized for our net operating losses and other deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2001, we raised $114,560 from the sale of 429,000 shares of our common stock.

Our line of credit, available for use exclusively by TVS, for up to $100,000 expired on June 30, 2001 and was terminated on July 31, 2001. At June 30, 2000, we had drawn approximately $35,000 under this line of credit. Repayment of this line of credit is guaranteed by certain current employees and former stockholders of TVS. In connection with the termination of this line of credit we agreed to repay the bank the $35,000 outstanding at that time in monthly installments of $6,000 over a six month period.

Net cash used in operating activities for the six months ended June 30, 2001 totaled $963. Cash used in operations was primarily due to our net loss adjusted for an increase in accounts payable and accrued liabilities, and non-cash items, which include depreciation, amortization and non cash compensation.

There were no material investing activities during the six months ended June 30, 2001.

We expect to increase our capital expenditures and enter into lease commitments in the future consistent with our anticipated growth in operations, infrastructure and personnel.

Net cash provided by financing activities was $58,785 during the six months ended June 30, 2001. We sold 429,000 shares of our common stock for $114,560 and made payments on our line of credit and long-term debt.

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

Item 3. Defaults upon senior securities

        In connection with our acquisition of TVS on June 30, 2000, the holders of 7,294 shares of TVS Preferred Stock did not elect to convert their TVS Preferred Stock into shares of our common stock and instead received promissory notes totaling $72,940. These promissory notes bear 8% per annum simple interest, and the principal and interest due was payable on December 31, 2000. Orion Technologies Inc. has guaranteed the repayment of these notes. At June 30, 2001, we were in default of these notes, and are currently attempting to arrive at a solution to this situation due to our inability to satisfy this debt on the due date.

Item 4. Submission of matters to a vote of security holders - None.

Item 5. Other information - None.

Item 6. Exhibits and reports on Form 8-K

A.  Exhibits

         Exhibit No.       Description
         ---------------   ----------------------------------------------------
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

Orion Technologies, Inc.
(Registrant)


By:     /s/ A. Frans Heideman               Date: October 30, 2001
        ---------------------
        A. Frans  Heideman, President
        and Chief Executive Officer


By:     /s/ James McComas                   Date: October 30, 2001
        ---------------------
        James McComas, Vice President
        and Chief Financial Officer