Form 10QSB
period 2001-09-30
ORION TECHNOLOGIES INC
filed 2001-11-20
CIK 1047174

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                   FORM 10-QSB

 (MARK ONE)
      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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


                             ---------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


As of September 30, 2001 there were 7,061,429 shares of Common Stock issued and outstanding.

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

               Consolidated Balance Sheets as of
               September 30, 2001 and December 31, 2000.............................1

               Consolidated Statement of Operations for the
               Three Months Ended September 30, 2001 and 2000.......................2

               Consolidated Statement of Operations for the
               Nine months Ended September 30, 2001 and 2000........................3

               Consolidated Statement of Cash Flows for the
               Nine months Ended September 30, 2001 and 2000........................4

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



PART II - OTHER INFORMATION

Item 1.        Legal Proceedings...................................................15

Item 2.        Changes in Securities and Use of Proceeds...........................15

Item 3.        Defaults Upon Senior Securities.....................................15

Item 4.        Submission of Matters to a Vote of Security Holders.................15

Item 5.        Other Information...................................................15

Item 6.        Exhibits and Reports on Form 8-K....................................15


SIGNATURES     ....................................................................16

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                    ORION TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                              September          December
                                                               30, 2001          31, 2000
                                                            -------------     -------------
ASSETS
Current Assets:
     Cash                                                  $     114,550     $      19,274
     Accounts receivable, net                                    661,899           220,741
     Inventory                                                   249,717           258,106
     Prepaid assets and other current assets                           -             9,895
                                                            -------------     -------------
          Total current  assets                                1,026,166           508,016

Property and equipment, net                                      344,152            43,504
Goodwill and other intangibles, net                            2,434,103         1,215,563
Advance to Rodan Telecom                                         100,000           100,000
Other non-current assets                                         109,988            52,800
                                                            -------------     -------------

          Total assets                                     $   4,014,409     $   1,919,883
                                                            =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Line of credit payable                                $      23,000     $      78,443
     Accounts payable                                          1,156,066         1,472,000
     Accrued expenses                                            549,012           298,912
     Advance from related party                                    3,500             3,500
     Current portion of long-term debt                           622,037           366,051
     Capital lease obligation                                    233,514                 -
     Net liabilities of discontinued operations                        -            86,633
                                                            -------------     -------------
          Total current liabilities                            2,587,129         2,305,539

Long-term debt, net of current portion                           900,016            87,249
                                                            -------------     -------------

          Total liabilities                                    3,487,145         2,392,788
                                                            -------------     -------------

Commitments and contingencies                                          -                 -

Stockholders' equity (deficit):
     Preferred stock, no par value, 2,500,000 shares
        authorized; 65,000 shares issued and outstanding         135,328           135,328
     Common stock, $0.001 par value, 100,000,000 shares
        authorized; 7,061,429 and 5,190,156 shares
        issued and outstanding at September 30, 2001 and
        December 31, 2000, respectively                            7,062             5,191
      Additional paid in capital                              44,647,942        42,501,078
     Accumulated deficit                                    (44,263,068)      (43,114,502)
                                                            -------------     -------------
          Total stockholders' equity (deficit)                   527,264         (472,905)
                                                            -------------     -------------

           Total liabilities and stockholders' equity
             (deficit)                                     $   4,014,409     $   1,919,883
                                                            =============     =============


See accompanying notes to unaudited consolidated financial statements.

                    ORION TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                2001              2000
                                                            -------------     -------------

Revenues                                                   $   1,524,297     $     577,339
Cost of revenues                                                 748,988           346,341
                                                            -------------     -------------

Gross profit                                                     775,309           230,998

Sales and marketing                                              102,216                 -
General and administrative expenses                              741,439           836,263
Non-cash compensation - general and administrative                     -         3,315,735
Amortization and depreciation                                    233,470            72,972
                                                            -------------     -------------

Net operating loss                                             (301,816)       (3,993,972)
Interest and other expense, net                                 (63,562)         (111,373)
                                                            -------------     -------------

Loss from continuing operations before discontinued
  operations                                                    (365,378)       (4,105,345)
Discontinued operations:
     Loss from discontinued operations                                 -         (252,799)
                                                            -------------     -------------

Net loss                                                       (365,378)       (4,358,144)
Preferred stock dividend                                         (7,620)           (7,620)
                                                            -------------     -------------

Net loss attributable to common stockholders               $   (372,998)     $ (4,365,764)
                                                            =============     =============

Loss per common share - Basic and Diluted:
     Loss from continuing operations                       $      (0.06)     $      (0.89)
     Discontinued operations                                           -            (0.05)
                                                            -------------     -------------

      Total loss per share                                 $      (0.06)     $      (0.94)
                                                            =============     =============

      Weighted shares outstanding used in
      calculation - Basic and Diluted                          6,042,575         4,637,445
                                                            =============     =============


See accompanying notes to unaudited consolidated financial statements.

                    ORION TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                2001              2000
                                                            -------------     -------------
Revenues                                                   $   2,957,560     $     781,975
Cost of revenues                                               1,467,493           528,960
                                                            -------------     -------------

Gross profit                                                   1,490,067           253,015

Sales and marketing                                              264,009                 -
General and administrative expenses                            1,682,678         1,966,697
Non-cash compensation - general and administrative               109,000         3,315,735
Telefreedom advance write-off                                          -           330,000
Amortization and depreciation                                    404,448           191,486
                                                            -------------     -------------

Net operating loss                                             (970,068)       (5,550,903)
Interest and other expense, net                                (178,498)         (129,873)
                                                            -------------     -------------

Loss from continuing operations before discontinued
operations                                                   (1,148,566)       (5,680,776)
Discontinued operations:
     Loss from discontinued operations                                 -         (848,670)
                                                            -------------     -------------

Net loss                                                     (1,148,566)       (6,529,446)
Preferred stock dividend                                        (22,860)          (22,860)
                                                            -------------     -------------

Net loss attributable to common stockholders               $ (1,171,426)     $ (6,552,306)
                                                            =============     =============

Loss per common share - Basic and Diluted:
     Loss from continuing operations                       $      (0.19)     $      (1.37)
     Discontinued operations                                           -            (0.20)
                                                            -------------     -------------

      Total loss per share                                 $      (0.19)     $      (1.57)
                                                            =============     =============

      Weighted shares outstanding used in
      calculation - Basic and Diluted                          6,049,972         4,181,497
                                                            =============     =============

See accompanying notes to unaudited consolidated financial statements.

                    ORION TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                2001              2000
                                                            -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                   $ (1,148,566)     $ (5,680,776)
Loss from discontinued operations                                      -         (848,670)
Adjustments to reconcile net loss to cash used in
operations:
     Depreciation and amortization                               403,405           191,486
     Write off of Telefreedom advance                                  -           330,000
     Amortization of beneficial conversion feature
         on convertible promissory note                                -           100,000
     Non-cash compensation                                       109,000         3,315,735
Changes in operating assets and liabilities:
     Accounts receivable                                        (96,791)          (94,355)
     Inventory                                                     8,389          (20,178)
     Prepaid expenses and other current assets                     9,895          (40,558)
     Other assets                                               (57,188)            19,331
     Accounts payable and accrued liabilities                    865,077           433,524
     Net assets of discontinued operations                      (24,633)           752,341
                                                            -------------     -------------

Net cash used in operating activities                             68,588       (1,542,120)
                                                            -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                               (2,936)          (21,696)
Acquisition of Special Accounts Billing Group, Inc.                    -          (60,000)
Acquisition of Transaction Verification Systems, Inc.,
net of  cash acquired                                                  -             2,403
Proceeds lent to Rodan Telecom                                         -         (100,000)
Cash advance to Telefreedom                                            -         (330,000)
                                                            -------------     -------------

Net cash used in  investing activities                           (2,936)         (509,293)
                                                            -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit, net                               (55,443)                 -
Payments of capital lease obligations                           (35,000)                 -
Repayment of notes payable                                      (79,493)                 -
Proceeds from note payable                                        50,000           292,000
Proceeds from the sale of common stock                           149,560         1,688,025
                                                            -------------     -------------

Net cash provided by financing activities                         29,624         1,980,025
                                                            -------------     -------------

Net increase (decrease) in cash                                   95,276          (71,388)
Cash, beginning of period                                         19,274            60,814
                                                            -------------     -------------

Cash, end of  period                                       $     114,550     $    (10,574)
                                                            =============     =============


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

BASIS OF PRESENTATION

The consolidated financial statements of Orion Technologies, Inc., (the "Company") include the accounts of its wholly owned subsidiaries Globalinx Corporation ("Globalinx"), Transaction Verification Systems, Inc. ("TVS"), Special Billing Accounts Group, Inc. ("SABG") and Hancock Holdings, Inc. The Company has accounted for EZ and EPS, both companies formed under the laws of the Federal Republic of Germany, as discontinued operations, as more fully described in Note 3.

All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of the Company's management, the interim consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The interim consolidated financial statements should be read in conjunction with the Company's December 31, 2000 audited financial statements filed with the Securities and Exchange Commission on Form 10-KSB. The interim operating results are not necessarily indicative of the operating results for the full fiscal year.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the realization of assets, and the satisfaction of liabilities in the normal course of business and the continuation of the company as a going concern. The Company has experienced net losses since its inception, currently has both a significant cash and working capital deficit, and is in immediate need of additional investment capital. As shown in the consolidated financial statements, the Company has accumulated a significant deficit at September 30, 2001. While the Company expects, with the disposal of EZ and EPS, and the acquisition of the operations of erbia Networks that operating results will improve, there can be no assurances that the Company will not experience adverse results of operations in the future, that it will be able to satisfy its current obligations in the normal course of business, or obtain the additional investment capital it needs. The Company believes that without additional investment capital it will not have sufficient cash to fund its activities in the near future, and will not be able to continue operating. As such, the Company's continuation as a going concern is dependent upon its ability to raise additional financing and to successfully develop and introduce its products to market. These factors among others may indicate that the Company will be unable to continue as a going concern. The Company is actively pursuing additional equity financing to provide the necessary funds for working capital and other planned activities.

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

        - The Company issued 200,000 shares of its common stock to Arne Dunhem, 100,000 shares as compensation for him to continue being guarantor for certain contracts, with the remaining 100,000 shares as part of a consulting agreement with him. Should the Company not be able to accomplish the release of Mr. Dunhem as a guarantor within nine months following the date of closing, the Company has agreed to issue to this individual an additional 50,000 shares of Company common stock. The Consulting Agreement is for a period of three months following Closing and includes performance targets and bonus compensation opportunities, of which none have been met.

        - The Company entered into two promissory notes payable to Qwest Communications, Inc. totaling $821,106. These two promissory notes, one for $500,000 which represented the settlement amount due Qwest by erbia Networks prior to the Company's acquisition of the operating assets of erbia Networks, and one for $321,106 which represented amounts due to Qwest from Globalinx. These notes are due in monthly payments of $39,687 beginning in August 2001 through January 2002, followed by six additional monthly payments of $106,744. Based on this payment schedule, and effective interest at approximately 10%, these notes will fully amortize with the last monthly payment in July 2002. At September 30, 2001, the Company was in the process of computing the number of additional shares due to Qwest.

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

The unaudited pro forma information for the nine months ended September 30, 2001 set forth below gives effect to the acquisition as if it had occurred on January 1, 2001. The pro forma information is presented for information purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of January 1, 2001.


                        Revenue                              $ 4,785,818
                        Net loss                               (473,566)
                        Loss per share - Basic and
                        Diluted                                   (0.07)

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


NOTE 3 - DISCONTINUED OPERATIONS

In December 2000, the Company's Board of Directors decided to dispose of EZ and EPS. In May 2001, the Company sold all the issued and outstanding capital stock of EZ and EPS for a nominal amount to an individual, who was one of the individuals the Company acquired these companies from and a current shareholder of the Company.

Prior period statements of operations and cash flows for the nine months ended September 30, 2000 have been restated to present the operations of EZ and EPS as discontinued operations.

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

On April 26, 2001, the Company entered into a promissory note agreement for $50,000. This promissory notes bear interest at 12%, with principal and accrued interest due on October 26, 2001. In connection with the issuance of this promissory note, the Company issued a stock purchase warrant for the purchase of up to 250,000 shares of the Company's common stock at $0.10 per share. This stock purchase warrant expires on February 24, 2004. Based on the relative fair value of the debenture and stock purchase warrant, the stock purchase warrant was assigned a value of $40,000, which represented a discount. The discount was completely amortized to interest expense during the nine months ended September 30, 2001.


NOTE 5 - STOCKHOLDERS' EQUITY

COMMON STOCK

During the nine months ended September 30, 2001, the Company sold 569,000 shares of common stock for $149,560.

During February 2001, the Company issued 100,000 shares of common stock to a consultant in exchange for services provided. The fair market value of the shares totaled $109,000 and is recorded as general and administrative expense in the accompanying statement of operations. During May 2001, the Company issued an additional 100,000 shares of its common stock in satisfaction of amounts due its landlord. The fair market value of the shares totaled $48,000, and is recorded as general and administrative expense.

In addition, in May 2001, the Company issued 202,273 shares of its common stock to Mr. Maedje in satisfaction for services Mr. Maedje provided to EZ and EPS, and for past due directors fees.

During November 2001, the Company issued 100,000 shares of common stock to an investment banker for services to be provided.


STOCK OPTIONS

On May 5, 2001, the Company granted to certain employees options to purchase 550,000 shares of its common stock with an exercise price of 25% of fair market value on the date of grant in satisfaction of amount previously accrued by the Company at December 31, 2000. The intrinsic value of these options on the date of grant was $182,500.


NOTE 6 - RELATED PARTY TRANSACTIONS

During 2000, the Company utilized the services of NewDominion Capital Group, Inc., a company which Frans Heideman, the Company's chief executive officer, is the controlling shareholder, to provide the Company with office support, management and consulting services, including amounts paid for the services of Frans Heideman. The Company terminated its agreement with NewDominion during late 2000 having incurred approximately $85,000 of cost during the Nine months ended September 30, 2000 for such services.

Mr. Klaus Maedje, one of the Company's directors, earned fees for preparing the accounting and tax reports for EZ and EPS. During the nine months ended September 30, 2001 and 2000, Mr. Maedje earned approximately

$38,000 and $39,000, respectively, in fees for providing these services to EZ and EPS. As noted in Note 5 above, this and other amounts were satisfied in exchange for shares of the Company common stock.


NOTE 7 - SEGMENT INFORMATION

PRODUCT AND SERVICES INFORMATION

The following tables show revenues by product and service group for each reportable segment for the nine months ended September 30, 2001. The Company operated in only one segment during the nine months ended September 30, 2000.

                                   Telecom        Point       Corporate
                                   Services      of Sale        Costs         Total
                                  ----------    ---------    -----------    -----------
Revenue from external           $ 1,371,031   $ 1,586,529   $         -   $  2,957,560
customer
Intersegment revenues                     -            -              -              -
Segment loss before taxes         (407,682)     (82,699)      (658,185)     (1,148,566)

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

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

The Company made no payment for interest or taxes during the nine months ending September 30, 2001 and 2000. In addition, the Company had the following non-cash activities during the nine months ended September 30, 2001 and 2000.

                                                       2001             2000
                                                   -------------    --------------
Conversion of accounts payable into a note
  payable                                         $     638,246    $            -

Grant of stock options and issuance of
  common stock in satisfaction of accrued
  amounts due certain employees and consultants         306,316            39,000

Assets acquired under capital lease arrangements        264,024                 -

Issuance of common stock for acquisitions             1,518,000         1,597,000

Conversion of TVS preferred stock into
  shares of Company common stock and promissory
  notes                                                       -           107,963

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

Our common stock is traded on the OTC Bulletin Board, a service operated by the Nasdaq Stock Market, Inc. under the trading symbol "ORTG".

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

Effective September 30, 2001, the Company purchased the majority of the operating assets and assumed certain liabilities of erbia Networks, Inc. and related companies. This acquisition substantially increases the customer base for Globalinx products. Founded in 1998, erbia Networks provides long distance services to more than 20,000 small office/home office (SOHO), small-to-medium enterprises and high-value residential customers nationwide. It also possesses a sizable agent base and customer care call center in Margate, Florida. By merging the management teams and resources of Globalinx and erbia Networks, Globalinx expands its customer service capabilities and breadth of services offering to customers worldwide. erbia Networks provides long-distance services to more than 20,000 customers. Should we be successful in completing our negotiations for a replacement switch and with our acquisition of erbia Networks, we would consider ourselves to be a facilities based reseller of bundled telecommunications services, including long distance time.

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

We experienced net losses before discontinued operations for all of the three and nine months months ended September 30, 2001 and 2000.

                                   Three         Three         Nine           Nine
                                   months        months       months         months
                                   ended         ended        ended          ended
                                 September     September    September      September
                                  30, 2001      30, 2000     30, 2001       30, 2000
                               -------------  ------------------------------------------
Net loss from operations      $   (365,378)  $ (4,105,345)  $ (1,148,566) $  (5,680,776)
Net loss per common share            (0.06)         (0.89)        (0.19)         (1.37)

The loss for the three and nine months ended September 30, 2001 was caused primarily by operating losses we incurred in our Globalinx subsidiary and costs related to corporate administrative charges, which included a non-cash charge of $109,000 recorded in connection with the issuance of 100,000 shares of common stock issued to a consultant in exchange for services received. We acquired TVS on September 30, 2000, and as such the results of TVS is not included in our operations during 2000.

We anticipate that the September 2001 acquisition of the operating assets and customer base of erbia Networks will enable us to add product offerings and services that are in our areas of focus, and will contribute both revenues and cash flows once fully integrated and operational.

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

REVENUES

Our revenue from continuing operations for the three and nine months ended September 30, 2001 were as follows.

                                   Three          Three           Nine           Nine
                                   months        months          months         months
                                   ended          ended          ended          ended
                                 September      September      September      September
                                  30, 2001      30, 2000        30, 2001       30, 2000
                                ------------   ------------   -----------    -----------
Sale of TVS products           $    503,034   $    421,834   $ 1,586,529    $   421,834
Sale of services by
Globalinx                         1,021,263        155,505     1,371,031        360,141
                                ------------   ------------   -----------    -----------

                               $  1,524,297   $    577,339   $ 2,957,560    $   781,975
                                ============   ============   ===========    ===========

Included in the sale of services by Globalinx are the sales of erbia Networks, Inc. since July 1, 2001. Sales generated by EZ totaling $80,340 the nine months ended September 30, 2000 are included in discontinued operations.

COST OF REVENUES

During the three and nine months ended September 30, 2001 cost of services provided and goods sold were as follows.

                                   Three          Three           Nine           Nine
                                   months         months         months         months
                                   ended          ended          ended          ended
                                 September      September      September      September
                                  30, 2001       30, 2000       30, 2001       30, 2000
                                ------------   ------------   -----------    -----------

Cost of sale of TVS products   $    217,903   $    191,482   $   700,045    $   191,482
Cost  of services by
Globalinx                           531,085        154,659       767,448        337,478
                                ------------   ------------   -----------    -----------

                               $    748,988   $    346,141   $ 1,467,493    $   528,960
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

SALES AND MARKETING

During the three and nine months ended September 30, 2001, we incurred sales and marketing costs in both our Globalinx and TVS subsidiaries totaling $264,009. We did not incur any costs for sales and marketing during the nine months ended September 30, 2000. We anticipate that we will incur increased sales and marketing costs in these subsidiaries as we introduce new products, expand our markets and integrate acquisitions, like erbia Networks, into our business.

GENERAL AND ADMINISTRATIVE

During the three and nine months ended September 30, 2001 we incurred general and administrative expenses totaling $741,439 and $1,791,678, respectively, compared to general and administrative expense we incurred totaling $846,263 and $1,966,697 for the three and nine months ended September 30, 2000. We also incurred non-cash general and administrative expenses for the nine months ended September 30, 2001 and 2000 of $109,000 and $3,315,000, respectively, related to the issuance of shares of our common stock and options to certain employees and consultants. We expect general and administrative expenses to increase in the future as our operating expand. General and administrative expenses for the nine months ended September 30, 2001 and 2000 were as follows:

                                                       2001             2000
                                                   -------------    --------------
Orion Technologies                                $     575,683    $    1,367,436
Globalinx                                               645,020           337,599
TVS                                                     570,975           261,662
                                                   -------------    --------------

                                                  $   1,791,678    $    1,966,697
                                                   =============    ==============

AMORTIZATION AND DEPRECIATION

Amortization and depreciation expense was $404,448 for the nine months ended September 30, 2001, and relates primarily to the amortization of goodwill and other intangibles we recorded in connection with our acquisitions of erbia Networks, Inc, TVS and SABG. Amortization and depreciation of $191,486 for the nine months ended September 30, 2000 was related primarily to the impairment of goodwill when Hancock Holdings.

We recorded approximately $1,570,000 of additional goodwill on June 30, 2001 in connection with our acquisition of the operating assets of erbia Networks. We plan to complete additional acquisitions in the future we anticipate that some, or all of these acquisition could result in us recording additional goodwill.

The issuance of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets" in September 2001, will impact the amount of goodwill amortization recognized in future periods. Effective July 2001, goodwill related to new acquisitions will not be amortized. but will instead be reviewed at least annually for impairment. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we may elect to adopt SFAS 142 effective either January 1, 2002 or January 1, 2003. Due to the complexity of this new standard and its recent issuance, we are evaluating whether to adopt SFAS 142 effective January 1, 2002. This election must be made prior to the issuance of the Company's financial statements for the quarter ending March 31, 2002. Upon adoption of SFAS 142, goodwill related to purchase acquisitions which occurred prior to July 1, 2001 will no longer be amortized, but instead reviewed at least annually for impairment.

INCOME TAXES

There was no provision for federal or state income taxes for the period from our inception due to our operating losses. At September 30, 2001, we had net operating loss carryforwards for income tax purposes. A valuation allowance has been established and, accordingly, no benefit has been recognized for our net operating losses and other deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2001, we raised $149,560 from the sale of 569,000 shares of our common stock.

Our line of credit, available for use exclusively by TVS, for up to $100,000 expired on September 30, 2001 and was terminated on July 31, 2001. At June 30, 2000, we had drawn approximately $35,000 under this line of credit. Repayment of this line of credit is guaranteed by certain current employees and former stockholders of TVS. In connection with the termination of this line of credit we agreed to repay the bank the $35,000 outstanding at that time in monthly installments of $6,000 over a six month period. The amount outstanding on the line of credit as of September 30, 2001 is $23,000.

Net cash provided by operating activities for the nine months ended September 30, 2001 totaled $68,949. Cash was provided by our operations primarily as a result of our net loss adjusted for an increase in accounts payable and accrued liabilities, and non-cash items, which include depreciation, amortization and non cash compensation.

There were no material investing activities during the nine months ended September 30, 2001.

We expect to increase our capital expenditures and enter into lease commitments in the future consistent with our anticipated growth in operations, infrastructure and personnel.

Net cash provided by financing activities was $26,624 during the nine months ended September 30, 2001. We sold 569,000 shares of our common stock for $149,560, borrowed $50,000 and made payments on our line of credit, long-term debt, and capital lease obligation.

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

Item 3. Defaults upon senior securities

        In connection with our acquisition of TVS on September 30, 2000, the holders of 7,294 shares of TVS Preferred Stock did not elect to convert their TVS Preferred Stock into shares of our common stock and instead received promissory notes totaling $72,940. These promissory notes bear 8% per annum simple interest, and the principal and interest due was payable on December 31, 2000. Orion Technologies Inc. has guaranteed the repayment of these notes. At September 30, 2001, we were in default of these notes, and are currently attempting to arrive at a solution to this situation due to our inability to satisfy this debt on the due date.

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

         3.5               Bylaws (Incorporated by reference to the Form 8-K filed on
                           February 24, 2000)


B.  Reports on Form 8-K: Orion filed a Current Report on Form 8-K with the
                         SEC on August 1, 2001 regarding its acquisition of erbia Networks, Inc., which was effective on June 30, 2001.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Orion Technologies, Inc.
 (Registrant)


By:     /s/ A. Frans Heideman               Date: November 20, 2001
        ---------------------
        A. Frans  Heideman, President
        and Chief Executive Officer


By:     /s/ James McComas                   Date: November 20, 2001
        ---------------------
        James McComas, Vice President
        and Chief Financial Officer